Form 10-K
MARK VII INC
filed 1995-03-29
CIK 795425

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
  [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the fiscal year ended December 31, 1994

  [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
                 the SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                   For the transition period from        to                 .

                           Commission File No. 0-14810

                                 MARK VII, INC.
             (Exact name of Registrant as specified in its charter)

                Missouri
           (State or other jurisdiction                43-1074964
         of incorporation or organization)             (I.R.S. Employer
                                                       Identification No.)

    10100 N.W. Executive Hills Boulevard, Suite 200
            Kansas City, Missouri                             64153
       (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code:  (816) 891-0500
        Securities registered pursuant to Section 12(b) of the Act:  None
           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [    ]

The aggregate market value of Common Stock, $.10 par value, held by non-affiliates of the Registrant on March 24, 1995, based upon the last sale price of such stock on that date was $48,766,794. At March 24, 1995, 4,809,035 shares of Common Stock, $.10 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents                                         Form 10-K Reference
Notice of 1995 Annual Meeting of Shareholders     Part III, Items 10, 11, 12 and
 and Proxy Statement to be filed within 120        13
 days of December 31, 1994, excluding therefrom the sections titled "Board Compensation
 Committee Report on Executive Compensation" and "Performance Graph"

Appendix B to Proxy Statement for 1994 Annual     Part IV, Item 14
 Meeting of Shareholders


                         MARK VII, INC. AND SUBSIDIARIES

                         1994 Annual Report on Form 10-K

                                Table of Contents

                                     PART I

                                                               Page
 Item  1.  Business

 Item  2.  Properties

 Item  3.  Legal Proceedings

 Item  4.  Submission of Matters to a Vote of Security Holders

                                     PART II

 Item  5.  Market for Registrant's Common Equity and Related
            Stockholder Matters

 Item  6.  Selected Financial Data

 Item  7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations

 Item  8.  Financial Statements and Supplementary Data

 Item  9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosures

                                    PART III

 Item 10.  Directors and Executive Officers of the Registrant

 Item 11.  Executive Compensation

 Item 12.  Security Ownership of Certain Beneficial Owners
            and Management

 Item 13.  Certain Relationships and Related Transactions

                                     PART IV

 Item 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K













                                     PART I

ITEM 1.   BUSINESS

BACKGROUND

     Mark VII, Inc. ( the "Company") is a holding company, the principal assets of which are its transportation services subsidiary, Mark VII Transportation Company, Inc. ("Mark VII") and Mark VII's subsidiaries, principally Mark VII Trucking, Inc. ("Mark VII Trucking"); and its truckload subsidiary, MNX Carriers, Inc. ("Carriers"), a holding company for Missouri-Nebraska Express, Inc. ("Mo-Neb"), MNX Transport, Inc. ("Transport") and Transport's subsidiary, MNX Trucking, Inc. The Company was organized as a Missouri corporation on March 29, 1976, for the purpose of acquiring all the outstanding capital stock of Mo-Neb. Unless the context otherwise requires, the term "Company" includes the Company and its wholly owned subsidiaries.

     On December 1, 1993, the Board of Directors authorized management to proceed with the separation of the Company into two publicly-held corporations, one owning the transportation services operation and the other owning the truckload operation (the "Distribution"). On June 3, 1994, the Company's shareholders approved the Distribution. On June 17, 1994, the Board determined not to effect the Distribution as previously scheduled and the Company entered into an agreement for the sale of substantially all of the assets (the "Asset Sale") of its truckload subsidiaries to Swift Transportation Co., Inc. ("Swift"). On September 22, 1994, the Company's shareholders approved the Asset Sale and the transaction was completed on October 3, 1994. The remaining assets of the truckload subsidiaries are being held for sale or lease.

     On October 17, 1994, TemStar, Inc. ("TemStar"), a subsidiary of Mark VII, was dissolved and its remaining operations were absorbed by Mark VII.

INTRODUCTION

     The Company is a sales, marketing and service organization that acts as a provider of transportation services and more recently also as a transportation logistics manager. As a provider of transportation services, the Company arranges for "door-to-door" transportation to and from any point in the United States and internationally, using a number of different transportation modes including rail, truck, ship and air. As a logistics manager, the Company provides its customers with value-added elements of the distribution chain, such as private fleet management, warehousing and regional and local distribution.

     The Company has established a network of transportation sales personnel and logistics managers at its operating headquarters in Memphis, Tennessee and 93 branch sales offices in 34 states. The majority of the Company's sales offices are operated by independent commission agents responsible for the client relationship, office expenses and billing. The Company supports its agency offices by providing expertise in multiple transportation modes, rate negotiation and logistics design, as well as administrative and credit services.

     The Company's network of agents acts as a link between shippers and carriers. Shippers use transportation services companies as either a complement to or substitute for in-house transportation departments. The Company complements in-house shipping departments by providing expertise in multiple modes of transportation, providing access to additional transportation equipment, negotiating transportation rates and increasing the productivity of in-house personnel. The Company allows shippers to outsource all or a part of the transportation function, thereby allowing them to devote assets and personnel to their primary business. The Company's services also may be utilized by transportation carriers to supplement their in-house sales departments and to improve equipment utilization. The Company maintains close relationships with transportation carriers including major railroads, trucklines, shipping lines and air freight carriers.

SERVICES PROVIDED

     The Company's services can be broadly classified into the following categories. "Transaction based" services are identified with the traditional freight brokerage business where a shipper calls a transportation services company to arrange for service on a load-by-load basis. The transportation services company then assumes responsibility for the transportation carrier to perform in accordance with the shipper's specifications. Traditionally, a shipper calls a transportation services company when it cannot find needed transportation equipment. Similarly, a carrier may call the transportation services company when it needs freight to transport. The transportation services company arranges a match and adds a fee to the carrier's rate. However, the Company goes beyond traditional transaction based services.

     "Process based" services involve the Company taking responsibility for all transactions of a particular type for a shipper or carrier. The Company's expertise in intermodal service and truck brokerage has led shippers and carriers to request the Company to regularly arrange loads for a pre-arranged fee. Both shippers and carriers avail themselves of this service, often realizing financial savings due to the Company's volume discounts and information base and its ability to arrange loads more efficiently. The Company can help trucklines maintain competitive positions, including allowing them the ability to supplement their sales and marketing efforts without incremental fixed costs. A shipper can outsource a portion of its traffic department's functions to the Company. Process based services generally are a result of the full or partial outsourcing of internal traffic department functions. For example, the Company currently coordinates the time-sensitive raw potato delivery for a number of processing plants of a major potato chip manufacturer. Other examples of process based services currently being executed by the Company are the procurement of truck and rail services for a substantial portion of a shipper's loads from a particular location, procurement of backhaul loads for private fleets, freight consolidation and forwarding for a customer with complex logistical needs, and utilization management of an equipment owner's fleet.

     "Information/knowledge based" services involve management and consultation on any and all aspects of transportation for a shipper or carrier, including dedicated fleet, warehousing and risk management. The Company utilizes its sales network to design transportation and distribution programs for customers with complex logistical needs. For example, ERX Logistics, a joint venture between the Company and a warehousing firm, provides a major household appliance manufacturer with warehousing and time-sensitive delivery of its appliances to its dealers and building contractor customers. As part of its private fleet management services, the Company offers risk management and single source leasing. The risk management group provides consultation services, driver recruiting, safety program design, government compliance and claims handling. These services are being marketed by the Company to transportation companies and may be used separately or combined with the overall logistics management function. The Company's single source leasing services offer fleet owners the ability to lease a fully licensed and insured tractor, trailer and driver.

TRANSPORTATION MODES

     Transportation modes used in the Company's services have been organized into product lines. Each product line has one or more managers to provide marketing and operational support to the Company's network of sales people and logistics professionals. Intermodal services involves the Company arranging for the pick up and delivery of shipments by trucklines, and the shipments' transport by railroads, in a coordinated manner. Related services may include load stabilization, the transfer of loads from one container to another and arranging for customs brokerage. Truck brokerage often involves daily negotiating and spot pricing, as compared to longer-term pricing with railroads. In addition, trucklines actively solicit loads from the Company's sales offices. Although the Company owns or leases only a limited equipment base, it has access to over 400,000 truckload units provided by trucklines meeting the Company's safety and service criteria. Ocean freight brokerage involves acting as agents for shippers and importers under non-vessel operating common carrier authority (NVOCC), using the services of ocean carriers. Rail services, separate from intermodal services, involve obtaining rail transport by boxcar or gondola for shippers' heavy or bulky freight. Other services, such as air freight forwarding, local truckload and heavy equipment transport, are important to the Company's strategy because they respond to a customer's total transportation needs and provide the Company's network of sales people and logistics managers a complete range of services to sell.

AGENCY NETWORK AND OPERATIONS

     Mark VII's operations are decentralized and are conducted primarily in branch sales offices. Of the 93 branch offices, 19 are operated by Mark VII and 74 are operated under agency agreements, for a total of 226 employee and agent sales people. Contracts with agents have a duration of ten years and are terminable by either party on each anniversary of the agreement by giving 30 days' notice. These agencies operate as independent businesses, responsible for all costs associated with sales, operations, billing and any related overhead for these items and are compensated by a percentage of fees associated with transportation arranged. Each of the 74 agency branches is responsible for obtaining its own office facilities. Offices operated by employees, rather than agents, are structured as stand-alone business units. Most sales offices have one to three operations people, who are responsible for controlling all aspects of executing the load, including (i) taking the order from the customer, (ii) arranging for carriers' services, (iii) monitoring progress of the load and reporting back to the customer and (iv) billing the customer on the Company's invoice forms. After billing, the Company's credit and collections department assumes responsibility for collections, through its central corporate lockbox arrangement. To foster the growth of its agency network, the Company provides new agents with advances to cover start-up and initial operating costs, which advances are typically repaid over 24 months.

     Typically, an employee or agent sales person identifies a potential customer and determines its transportation requirements. The sales person then prepares a rate proposal from pricing data negotiated by the Company with representatives of the carriers the providers of other services that may be required. Before any rate proposal is presented to a customer, credit approval must be obtained from the Company's corporate credit department. Upon customer acceptance of a rate proposal, the operations unit in the sales office assumes responsibility for executing individual load orders for that customer.

     The Company provides administrative support, such as computer systems support, sales support, credit services, collection services and accounts payable services, to its branch office operations. Specialty operations such as risk management, design and management of dedicated trucking operations and truck brokerage are available to support the logistics management or information/knowledge based service operations. The Company utilizes a Data General model MV9600 computer and software which integrates load tracking, customer records and billing, accounts payable and general accounting. This system can also access the computer systems of railroads to maintain up-to-date information on all loads. The Company also utilizes its electronic data interchange capabilities with a number of carriers and shippers so that customers may follow the movement of their shipments and receive electronic billing.

     As additional equipment support for the Company's transportation services and logistics management services, the Company manages 11 owned tractors, 86 tractors owned by fleet contractors, and 107 leased tractors (53 on a month-to-month basis) and also owns or leases approximately 353 trailers. This equipment is used to provide dedicated trucking service. The Company also leases 344 and owns 102 domestic containers which are used in intermodal service and leases 263 temperature-controlled trailers used primarily in intermodal service.

     In the transportation industry generally, results of operations show a seasonal pattern, as customers reduce shipments during and after the winter holiday season. In recent years, the Company's operating income and earnings have been higher in the second and third quarters than in the first and fourth quarters.

COMPETITION

     The transportation services industry is highly competitive. The Company competes against other integrated logistics companies, as well as transportation services companies. The Company also competes against carriers' internal sales forces and shippers' transportation departments. This competition is based primarily on freight rates, quality of service, (such as damage free shipments, on-time delivery and consistent transit times), reliable pickup and delivery and scope of operations. Other logistics companies and transportation services companies and numerous carriers have substantially greater financial and other resources than the Company. The Company also competes with transportation services companies for the services of independent commission agents, and with trucklines for the services of independent contractors and drivers.

GOVERNMENT REGULATION

     The Company is licensed by the Interstate Commerce Commission ("ICC") to engage in operations as a broker in arranging for the transportation, by motor vehicle, of general commodities between points in the United States. The ICC prescribes qualifications for acting in this capacity, including certain surety bonding requirements.

     In its ocean freight forwarding business, the Company is licensed as an ocean freight forwarder and as a non-vessel operating common carrier by the Federal Maritime Commission (the "FMC"). The FMC prescribes qualifications for acting as a shipping agent, including the filing of tariffs and certain surety bonding requirements.

     The Company's air freight forwarding business is subject to regulation, as an indirect air cargo carrier, under the Federal Aviation Act by the United States Department of Transportation (the "DOT"). The DOT's Economic Aviation Regulations exempt domestic air freight forwarders from most, but not all, of such act's requirements. The major provisions of the act that remain applicable to the Company forbid solicitation of certain rebates, require the carrier to provide safe service, equipment and facilities, prohibit discrimination with respect to foreign air cargo transportation, prohibit unfair or deceptive practices and authorize the DOT to inquire into the carrier's management for certain purposes.

     In certain foreign markets in which the Company operates, the air freight forwarding business is subject to rate schedules and other restrictions which in the first instance are agreed to by the International Air Transport Association and subsequently approved by the governments concerned. The Company also is subject to certain foreign regulations.

     Management does not believe that current regulations of its activities imposes significant economic restraints upon its operations or upon the entry of new competitors into the industry in general or into the markets that are served by the Company in particular.

     Mark VII Trucking is a common and contract motor carrier regulated by the ICC and various state agencies. These regulatory authorities have broad powers, generally governing activities such as authority to engage in motor carrier operations, rates and charges, and certain mergers, consolidations and acquisitions. The Motor Carrier Act of 1980 substantially increased competition among motor carriers and limited the level of regulation in the industry. That act enables applicants to obtain ICC operating authority more easily and allows interstate motor carriers such as Mark VII Trucking to change their rates by a certain percentage per year without ICC approval. The law also allows for the removal of many route and commodity restrictions on the transportation of freight. Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. Matters such as weight and dimensions of equipment are also subject to federal and state regulations. Effective January 1, 1995, Congress pre-empted the states' authority to regulate rates and operating authority of interstate motor carriers engaged in intrastate operations.

EMPLOYEES

     The Company employed 405 individuals at December 31, 1994. The employees were not represented by a collective bargaining unit. Management considers relations with its employees to be satisfactory.

EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE COMPANY

     The following information sets forth the names, ages, offices held and, where applicable, previous positions as to current executive officers and key employees of the Company who are not directors. Officers are elected at the annual meeting of shareholders and serve for one year or until their successors are duly elected and qualified. There are no family relationships among any of the directors or executive officers.


     Janet K. Pullen (age 40) has been Vice President of Finance, Assistant Treasurer and Assistant Secretary since July 1994. Ms. Pullen was Vice President/Chief Financial Officer of the Company from November 1988 to July 1994 and Treasurer of the Company from May 1992 to July 1994. From June 1985 until May 1992, she was also Secretary of the Company.

     Robert E. Liss (age 43) has been Executive Vice President, Special Services Division of Mark VII, since May 1993. From December 1992 to May 1993, he was Vice President of Mark VII. From January 1989 to December 1992, he was Vice President - Intermodal with C.H. Robinson Company, headquartered in Eden Prairie, Minnesota, a third party agent specializing in produce and freight brokerage.

     Michael J. Musacchio (age 43) has been Executive Vice President, Logistics Services Division of Mark VII, since May 1993. From December 1992 to May 1993, he was Vice President of Mark VII. From August 1992 to December 1992, he was an agent with Mark VII. From December 1988 to July 1992, he was Vice President of Transportation with C. H. Robinson Company.

ITEM 2.   PROPERTIES

     All of the Company's operations at the 19 company locations are conducted in office space under leases with terms of less than four years. The Company's principal administrative offices are located in leased space in Memphis, Tennessee, Kansas City, Missouri and Indianapolis, Indiana. Each of the 74 agency branches is responsible for obtaining its own office facilities.

     The Company also owns, and is holding for sale or lease, office, maintenance and fuel facilities in St. Joseph, Missouri and Joplin, Missouri and a four acre tract in Los Angeles, California. The St. Joseph facility has been leased for a nominal rental through September 1995. The Joplin facility has been leased through December 1998; the lease requires 270 days notice of an offer to purchase the property and the lessee has a right of first refusal on such an offer. A portion of the Los Angeles lot has been leased on a short-term basis.

ITEM 3.   LEGAL PROCEEDINGS

     In February 1993, an unfavorable verdict was rendered against Mo-Neb in litigation, which commenced in June 1989, involving the termination of four independent fleet contractors in 1989 and volume discounts on fuel purchases from 1986 through 1989. A circuit court jury in Buchanan County, Missouri assessed actual damages of $59,920 related to the lease termination; and actual damages of $128,160 and punitive damages of $4.2 million related to the fuel discount issue. In April 1993, the court reduced the punitive damage award to $350,000. On July 20, 1994, a lawsuit was filed against Mo-Neb by T. Lye Crouser, an independent fleet contractor, who had leased four tractors to Mo-Neb. This lawsuit, which was also filed in Buchanan County, Missouri Circuit Court, was based on an alleged breach of contract by Mo-Neb in connection with its fuel discount program. On December 12, 1994, the Company entered into a settlement agreement with respect to both of these cases which also disposed of all other similar fuel discount claims which have been asserted against Mo-Neb.

     Various other legal actions are pending against the Company. Although the outcome of litigation cannot be predicted with any certainty, it is management's opinion that these actions will have no material impact upon the Company's financial condition or its results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the three months ended December 31, 1994.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's common stock trades on the Nasdaq Stock Market's National Market System under the name Mark VII, Inc. The common stock is identified by the symbol "MVII" and, prior to June 20, 1994, was identified by the symbol "MNXI." The following table sets forth the high and low sale prices per share of the common stock for the periods indicated, as reported by the Nasdaq Stock
Market:

                                       High        Low
          1993
          First Quarter              $ 8 1/4     $ 5 3/4
          Second Quarter               8 7/8       5 3/4
          Third Quarter               11 1/4       8 3/4
          Fourth Quarter              13 1/8       9 1/2

          1994
          First Quarter              $15 1/4      $11 5/8
          Second Quarter              14 7/8       11 7/8
          Third Quarter               14            9 1/8
          Fourth Quarter              11 5/8        9 1/4

          1995
          First Quarter (through
           March 24, 1995)           $15 7/8      $11 1/8

     On March 24, 1995, the last sale price per share of the common stock was $15 7/8. At March 15, 1995, there were 264 holders of record, representing an estimated 1,500 individual holders of the Company's common stock.




DIVIDENDS

     The Company has never paid a cash dividend on its common stock. It is the intention of the Board of Directors to continue to retain earnings to finance the growth of the Company's business rather than to pay cash dividends. Future payments of cash dividends will depend upon the financial condition, results of operations and capital commitments of the Company, as well as other factors deemed relevant by the Board of Directors. The Company and its subsidiaries are currently subject to a line of credit which requires approval of the lender before paying dividends.

ITEM 6.        SELECTED FINANCIAL DATA

     The following selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 1994 are derived from the Company's consolidated financial statements which have been examined by Arthur Andersen LLP, independent public accountants. The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto, and Report of Independent Public Accountants thereon, for the most recent three years, included elsewhere in this Annual Report.

Fiscal Year (2)
                                           1990            1991            1992              1993              1994
                                                                (in thousands, except per share data)
STATEMENTS OF INCOME INFORMATION:
 Operating revenues                      $103,806       $195,246         $264,881         $341,532          $ 428,772
 Transportation costs                      93,229        171,196          230,100          296,656            370,232
                                         --------       --------         --------         --------          ---------
 Net revenues                              10,577         24,050           34,781           44,876             58,540

 Operating income (loss)                      (57)         1,257            3,645            4,457              6,847

 Income (loss) from continuing
   operations before income taxes            (700)           655            3,035            4,199              6,267

 Income (loss) from continuing operations    (420)           393            1,791            2,490              3,667
 Income (loss) from and on discontinued
   operations (1)                             640          1,268           (2,427)         (13,754)            (1,286)
                                         --------       --------         --------         --------          ---------

   Net income (loss)                     $    220       $  1,661         $   (636)        $(11,264)         $   2,381
                                         ========       ========         ========         ========          =========
 Primary earnings (loss) per share:
   Income (loss) from continuing
     operations                          $   (.09)      $    .08         $    .38         $    .51          $     .75
   Income (loss) from and on
     discontinued operations (1)              .14            .27             (.51)           (2.84)              (.26)
                                         --------       --------         --------         --------          ---------
   Net income (loss)                     $    .05       $    .35         $   (.13)        $  (2.33)         $     .49
                                         ========       ========         ========         ========          =========
 Fully diluted earnings (loss) per share:
   Income (loss) from continuing
     operations                          $   (.09)      $    .08         $    .38         $    .51          $     .75
   Income (loss) from and on discontinued
     operations (1)                           .14            .27             (.51)           (2.80)              (.26)
                                         --------       --------         --------         --------          ---------
   Net income (loss)                     $    .05       $    .35         $   (.13)        $  (2.29)         $     .49
                                         ========       ========         =========        ========          =========
 Average common shares and equivalents outstanding:
   Primary                                  4,720          4,722            4,743            4,841              4,901
   Fully diluted                            4,720          4,802            4,759            4,918              4,901

BALANCE SHEET DATA:
   Total assets of continuing operations $16,975        $ 24,775         $ 37,479         $ 53,585           $ 73,726
   Total debt of continuing operations         -           4,207            5,940           11,337             10,787
   Shareholders' investment               31,007          32,696           32,230           21,047             23,473

(1) Reflects operations of the truckload business. In connection with the Company's decision to effect the previously proposed Distribution and thereafter the Asset Sale, the operating results of the Company's truckload business have been classified as a discontinued operation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Discontinued Operations" and Note 2 of Notes to Consolidated Financial Statements.

(2) The Company's fiscal year ends on the Saturday nearest December 31. Fiscal years 1990, 1991, 1993 and 1994 included 52 weeks and fiscal year 1992 included 53 weeks.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal Years 1993 Compared to 1992 and 1994 Compared to 1993

     Operating revenues include the carriers' charges for carrying shipments (which are shown in transportation costs) plus commissions and fees. Net revenues include only the commissions and fees. Selling, general and administrative expenses include the percentage of the net revenue paid to agencies as consideration for providing sales and marketing, arranging for movement of loads, entering billing and accounts payable information on loads and maintaining customer relations, as well as other operating expenses. Lease payments for tractors, trailers and domestic containers are included in equipment rents.

     The following table sets forth the percentage relationship of the Company's revenue and expense items to operating revenues for the periods indicated:

                                                  Fiscal Year
                                        1992        1993       1994
  Operating revenues                   100.0%      100.0%      100.0%
  Transportation costs                  86.9        86.9        86.3
                                       ------      ------      ------
  Net revenues                          13.1        13.1        13.7

  Operating expenses:
     Salaries, wages and related costs   3.3         3.2         3.2
     Selling, general and administrative 7.5         7.5         7.6
     Equipment rents                      .7          .8          .9
     Depreciation and amortization        .2          .3          .3
                                       ------      ------      ------
     Total operating expenses           11.7        11.8        12.0
                                       ------      ------      ------
  Operating income                       1.4         1.3         1.7

  Interest and other expense, net         .2           -          .2
                                       ------      ------      ------
  Income from continuing operations
     before income taxes                 1.2%        1.3%        1.5%
                                       ======      ======      ======

      The following tables include dollar amounts in thousands.

      Operating Revenues - The increases in total operating revenues are summarized in the following table:

                                                  93 v. 92   94 v. 93
      Increase (decrease) from:
         Loads arranged                           $62,337    $71,746
         Revenue per load arranged                (13,754)   (20,561)
         Logistics management                      22,305     32,843
         Dedicated trucking                         9,320      8,735
         Temperature - controlled                  (3,557)    (5,523)
                                                  -------    -------
         Total increase                           $76,651    $87,240

     The increases in loads of 37% and 33% in 1993 and 1994, respectively, were the result of substantial increases in the sales force at new and existing branch sales offices, the increase in logistics management and dedicated trucking operations and the acquisition of certain air freight operations in late 1993. The active sales force, including agents, was 147 in 1992, 171 in 1993 and 226 in 1994. The increases in the sales force have enabled the Company to increase the volume shipped by adding new customers and expanding volumes shipped by existing customers. Average revenue per load arranged decreased by 5% and by 6% for 1993 and 1994, respectively, as the greatest increase was generated in truck brokerage and air freight forwarding, which produce lower average revenues per load than intermodal services. Additionally, the Company has continued to increase its logistics management and dedicated trucking operations through the addition of several large projects and the expansion of the volume in existing projects. Temperature-controlled revenues (formerly operated as TemStar) declined in 1994 compared to 1993 due to substantial reductions in the trailer fleet used in this operation from approximately 500 units in 1992 and 1993 to approximately 260 units at the end of 1994. In addition, these revenues declined in 1993 compared to 1992 in part as a result of the flooding in the midwest. Management plans to continue to reduce this operation in early 1995 but to continue to provide service to a core group of customers.

     Transportation Costs - The increases in purchased transportation expense were the result of the following factors:

                                                  93 v. 92   94 v. 93
      Increase (decrease) from:
         Loads arranged                         $ 55,233    $ 63,945
         Cost per load arranged                  (10,776)    (18,220)
         Logistics management                     18,935      27,971
         Dedicated trucking                        5,632       3,703
         Temperature-controlled                   (2,468)     (3,823)
                                                 -------    --------
         Total increase                          $66,556    $ 73,576

     The transportation services operation generally arranges for transportation of freight by rail, truck, ocean or air for shippers. The carriers with whom the Company contracts provide their own or other third parties' transportation equipment, the charge for which is included in transportation cost. As a result, the primary operating cost is for purchased transportation. The 4% and 6% decreases in 1993 and 1994, respectively, in average cost per load arranged were the result of the growth in the truck brokerage and air freight forwarding businesses which have a lower average transportation cost per load than intermodal services. The logistics management and dedicated trucking operations incur a greater portion of their costs in equipment rents, salaries and related costs, and selling, general and administrative costs than do the Company's transportation services operations. Thus, the increases in transportation costs were substantially lower than the increases in operating revenues. Transportation costs for the temperature-controlled group declined in 1994 due to the reduction in this operation as discussed above in "Operating Revenues" and in 1993 in part as a result of reduced volumes of loads caused by the flooding in the midwest.

     Net Revenues - The increases in net revenues are summarized in the following table:

                                                  93 v. 92   94 v. 93
      Increase (decrease) from:
         Loads arranged                          $ 7,104    $  7,801
         Net revenue per load arranged            (2,978)     (2,340)
         Logistics management                      3,370       4,872
         Dedicated trucking                        3,688       5,032
         Temperature-controlled                   (1,089)     (1,701)
                                                 -------     -------
         Total increase                          $10,095     $13,664

     The increases in net revenues of 29% and 30% in 1993 and 1994, respectively, were partially the result of increased volumes of loads arranged by the Company. The increases in the truck brokerage and air freight forwarding businesses as a percentage of total transportation services operations in 1993 and 1994 also contributed to this increase as these operations have higher average net revenue as a percentage of total revenue than intermodal loads. Although the average net revenue as a percentage of revenue for truck brokerage and air freight forwarding is higher than for intermodal, the amount of average net revenues per load is lower due primarily to the relatively smaller size of shipments (measured in volume, weight or length of haul). Management expects the truck brokerage and air freight forwarding operations to continue to be the fastest growing parts of the Company's transportation services operations. Net revenues from dedicated trucking and logistics management increased substantially because a greater portion of their operating costs are included in salaries, wages and related costs and selling, general and administrative expenses. Net revenues for the temperature-controlled group declined in 1994 due to the reduction in this operation discussed previously and in 1993 due to reduced volumes of loads moved as a result of the midwest floods. Management expects to retain the portion of the temperature-controlled operations which have been operated at a profitable level.

     Salaries and Related Costs - The 24% and 27% increases in this expense in 1993 and 1994, respectively, are as follows:

                                                   93 v. 92   94 v. 93
      Increase (decrease) from:
         Transportation services and
           administration                          $ (832)    $1,079
         Logistics management and
           dedicated trucking                       2,725      2,158
         Temperature-controlled                       233       (257)
                                                   ------     ------
         Total increase                            $2,126     $2,980

     The increases of 21% and 35% in 1993 and 1994, respectively, in salaries and wages (excluding temperature-controlled) were due to the addition of driver wages for dedicated trucking operations, the increase in logistics management operations and the acquisition of certain air freight operations which utilize employees rather than agents, salary increases to existing employees and the addition of administrative and operations personnel to handle continued growth in the number of loads arranged. This increase, as well as the increase in selling, general and administrative expenses (excluding temperature-controlled) discussed below, exceeds the percentage increase in operating revenues (excluding temperature-controlled) due to growth in the dedicated trucking and logistics management operations, which (i) have a greater proportion of operating costs included in salaries and related costs and selling, general and administrative expenses rather than transportation costs as compared to transportation services operations and (ii) include new projects which have relatively higher fixed costs compared to operating revenues in their initial stages. While management expects these operations to continue to grow and consequently these expenses to increase as a percentage of operating revenue, the impact on operating results will be offset by the improvement in net revenue discussed above; therefore, management believes this is not a continuing material trend. Transportation services and administration salaries and related costs decreased from 1992 to 1993 as truckload sales salaries which were paid by Mark VII and charged to Carriers in 1992 were paid directly by Carriers in 1993 and 1994. Salaries and wages for temperature-controlled decreased in 1994 as TemStar's operations were absorbed in Mark VII's or terminated and increased in 1993 primarily as a result of an internal maintenance operation that was established in mid-1993 which reduced outside maintenance costs.

     Selling, General and Administrative Expenses - The increases in this expense are summarized below:

                                                   93 v. 92   94 v. 93
      Increase (decrease) from:
         Transportation services and
           administration                          $3,826     $2,217
         Logistics management and
           dedicated trucking                       2,803      5,463
         Fuel, maintenance and other equipment
            costs for temperature-controlled         (859)      (839)
                                                   ------     ------
         Total increase                            $5,770     $6,841

     Selling, general and administrative expenses (excluding temperature-controlled) increased 43% and 30% in 1993 and 1994, respectively. Transportation services and administration selling, general and administrative expenses increased primarily because of increased commissions paid to agency sales offices based on higher revenues. Administrative and operating costs related to the dedicated trucking and logistics management operations also increased substantially due to the addition of several large projects in 1993 and 1994, as discussed above. The decrease in costs for temperature-controlled in 1994 from 1993 was due in part to reduced volumes of loads discussed previously, as well as the use of its internal maintenance department to replace outside maintenance costs. The decrease in temperature-controlled costs in 1993 from 1992 was due in part to reduced volumes of loads caused by the flooding in the midwest.

     Equipment Rents - The leasing of tractors and trailers for use in dedicated trucking operations and the leasing of 344 intermodal containers resulted in the 52% and 41% increases in this expense in 1993 and 1994, respectively.

     Depreciation and Amortization - In 1993 and 1994, depreciation and amortization increased 73% and 31%, respectively, from the prior periods as the Company acquired 75 trailers and 5 tractors from Mo-Neb and 100 intermodal containers at a cost of approximately $3.1 million in the second and third quarters, respectively, of 1994. Additionally, the Company increased its investment in computer equipment and furniture in connection with the expansion of operations. Also, in January and July 1994, the Company acquired 328 trailers which had previously been leased by TemStar.

     Interest and Other Expense, Net - Interest and other expenses increased 125% in 1994 from 1993 as a result of increased borrowings under the line of credit and increases in short-term borrowing rates. Interest and other expenses decreased 58% in 1993 from 1992 as a result of Mark VII's intercompany borrowing position changing from a net borrower to a net lender to Carriers' subsidiaries, which more than offset increased borrowings under the lines of credit.

     Provision for Income Taxes - The Company's effective tax rates were 41.0%, 40.7% and 41.5% in 1992, 1993 and 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital needs have been met through bank lines of credit. Mark VII maintains a $20 million line of credit. This line bears interest at 1/2% over the bank's prime rate and expires in July 1997. The line is secured by accounts receivable and other assets of Mark VII and is guaranteed by the Company.

     At December 31, 1994, the available line of credit was $8,804,000 and letters of credit totaling $2,650,000 had been issued on Mark VII's behalf to secure insurance deductibles and purchases of operating services. At March 24, 1995, Mark VII's outstanding letters of credit totalled $3,176,000; these letters of credit reduce the Company's borrowing availability. In addition, Mo-Neb had outstanding letters of credit of $2,001,000 which are secured by restricted cash deposits of $2,256,000. These deposits, $3,052,000 at yearend, along with the accrued claims and other liabilities to which they relate, are included in "Net current liabilities of discontinued operations."

     The line of credit has no restrictions on intercompany advances among the Company's subsidiaries. Among other restrictions, the terms of the line of credit require that the Company earn $2 million in consolidated income from continuing operations annually, maintain consolidated tangible net worth of $19 million in 1995, $21 million in 1996 and $23 million thereafter and obtain approval of the lender before paying dividends.

     The proceeds from the Asset Sale, net of cash used for the liquidation of net liabilities of the truckload operations that were not the subject of the Asset Sale, of approximately $7.4 million, were used to repay borrowings under the line of credit, to fund the restricted cash deposits which support Mo-Neb's letters of credit and to pay expenses associated with the previously proposed Distribution and the Asset Sale.

     At December 31, 1994, the Company had commitments of approximately $2.3 million for tractors which were financed in 1995 with an operating lease. These tractors replaced units leased on a month-to-month basis.

     At December 31, 1994, the Company had a ratio of current assets to current liabilities of approximately 1.25 to 1. Management believes that the Company has sufficient borrowing capacity to cover its operating needs and capital requirements for the foreseeable future.

OTHER INFORMATION

     In the transportation industry generally, results of operations show a seasonal pattern, as customers reduce shipments during and after the winter holiday season. In recent years, the Company's operating income and earnings have been higher in the second and third quarters than in the first and fourth quarters.

     A new accounting pronouncement on employer's accounting for post-retirement benefits other than pensions was issued in December 1990, effective in 1993.
The Company does not provide post-retirement benefits that are the subject of this pronouncement. A new accounting pronouncement on employers' accounting for post-employment benefits was issued in November 1992, effective in 1994. The Company does not provide any benefits for which additional accruals are required under this pronouncement.

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 - Accounting for Income Taxes issued in February 1992. This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss and tax credit carryforwards, to the extent that realization of such benefits is more likely than not.

DISCONTINUED OPERATIONS

     On December 1, 1993, the Board of Directors authorized management to proceed with the separation of the Company into two publicly-held corporations, one owning the transportation services operation and the other owning the truckload operation. The separation was initially to have been effected through the Distribution and has now been effected through the Asset Sale. As a result, the financial condition and results of operations of the truckload subsidiaries have been recorded by the Company as a discontinuation of Carriers.

     The loss from and on discontinued operations in 1993 of $13.8 million includes the following: (1) the loss from discontinued operations of $10.6 million includes $2.7 million of restructuring charges (relating to write-downs of assets held for sale because they are no longer essential to Carriers' operations and reserves for reductions in non-driver personnel), net of income from settlement of a lawsuit; an adjustment of approximately $2.2 million to increase accident and workers' compensation claim reserves, resulting from a change in the methodology used to estimate such reserves; and an extraordinary loss of $.9 million for early termination of equipment leases and debt which were to be refinanced in connection with the Distribution; and (2) the loss on discontinued operations of $3.1 million includes costs associated with the Distribution, consisting primarily of financial consulting, legal, professional and administrative costs and the estimated losses to be incurred by Carriers from December 1, 1993 through the anticipated date of the Distribution. See
Note 2 of Notes to Consolidated Financial Statements.

      As a result of the previously proposed Distribution and the Asset Sale, an additional loss on discontinued operations of $2.5 million before income taxes was recorded in 1994 ($1.3 million after applicable income tax benefits of $1.2 million). This additional pretax loss on discontinued operations was the net result of the gain on assets transferred to Swift in the Asset Sale, the writedown of other truckload assets which were not part of the Asset Sale to estimated realizable value, estimated severance and outplacement costs for employees not hired by Swift, the reversal of the reserves for extraordinary losses on early extinguishment of debt and other transaction costs provided in connection with the previously proposed Distribution which were not incurred under the Asset Sale and estimated costs associated with the Asset Sale, consisting primarily of financial consulting, legal, accounting and administrative costs. See Note 2 to Notes to Consolidated Financial Statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required under this item and set forth elsewhere in this Form 10-K as indicated in the following index are incorporated herein by reference.

                   Index to Consolidated Financial Statements
                                                            Page
      Consolidated Balance Sheets
      Consolidated Statements of Income
      Consolidated Statements of Shareholders' Investment
      Consolidated Statements of Cash Flows
      Notes to Consolidated Financial Statements
      Report of Independent Public Accountants

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.








                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE COMPANY

     The section entitled "Election of Directors" of the Company's Notice of 1995 Annual Meeting of Shareholders and Proxy Statement which will be filed within 120 days of December 31, 1994 is incorporated herein by reference. Information concerning executive officers and key employees of the Company is set forth in Item 1 under the caption "Executive Officers and Key Employees of the Company" in reliance on General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K. The following sets forth certain information with respect to one director who served in 1994 who will not be a nominee for election at the Company's 1995 Annual Meeting of Shareholders.

     Mr. H. B. Oppenheimer (age 40) has served as a Director of the Company since 1986. Since April 1984, Mr. Oppenheimer has been President and Chief Executive Officer of H. B. Oppenheimer & Company Incorporated ("HBOC"), an investment banking firm in Kansas City, Missouri and since January 1993, Mr. Oppenheimer has been President and Chief Executive Officer and HBOC has been general partner in Global Source, a Kansas City, Missouri-based firm specializing in the retrieval of business information for clients. In 1994, Mr. Oppenheimer was a member of the Board's Audit, Compensation and Stock Option Committees.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     The information required hereunder is incorporated by reference from the section entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Company's Notice of 1995 Annual Meeting of Shareholders and Proxy Statement which will be filed within 120 days of December 31, 1994.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required under Item 11 is incorporated by reference from the section entitled "Executive Compensation" of the Company's Notice of 1995 Annual Meeting of Shareholders and Proxy Statement which will be filed within 120 days of December 31, 1994.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required under Item 12 is incorporated by reference from the section entitled "Stock Ownership of Certain Beneficial Owners and Management" of the Company's Notice of 1995 Annual Meeting of Shareholders and Proxy Statement which will be filed within 120 days of December 31, 1994.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under Item 13 is incorporated by reference from the section entitled "Certain Relationships and Related Transactions," of the Company's Notice of 1995 Annual Meeting of Shareholders and Proxy Statement which will be filed within 120 days of December 31, 1994.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

           (a)(1)    Financial Statements

                     All financial statements of the Registrant as set forth under Item 8 of this Annual Report on Form 10-K.





           (2)  Financial Statement Schedules

             Schedule
             Number                  Description               Page of 1994 10-K
               II          Valuation and Qualifying Accounts

     The report of the Registrant's independent public accountants with respect to the above-listed financial statements and financial statement schedule
appears on page       of this Annual Report on Form 10-K.

     All other financial schedules not listed above have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.


     (3)   Exhibits
Exhibit                                            Page Number or Incorporation
Number  Description                                  by Reference to

3(a)    Restated Articles of Incorporation         Exhibit 3(a) to Registration
                                                   Statement on Form S-1 (SEC
                                                   File No. 33-6550)

3(b)   Amendment No. 1 to the Restated             Exhibit 4.2 to Registration
       Articles of Incorporation of the            Statement on Form S-8 (SEC
       Company                                     File No. 33-86174)

3(c)   Amended and Restated By-Laws                Exhibit 3(b) to 1993 Annual
          Report on Form 10-K

4(a)   Specimen Common Stock Certificate           Exhibit 4.4 to Registration
                                                   Statement on Form S-8 (SEC
                                                   File No. 33-86174)


10.1   Engagement letter between H. B.             Exhibit 10(a) to 1993 Annual
       Oppenheimer & Company Incorporated and      Report on Form 10-K
       Registrant, dated November 11, 1993, with respect to financial advisory services

10.2 * MNX Incorporated Amended and
       Restated 1986                               Exhibit 10(g) to 1990 Annual
       Incentive Stock Option Plan                 Report on Form 10-K

10.3 * Amendment No. 5 to the MNX
       Incorporated                                Exhibit 10(g) to 1991 Annual
       Amended and Restated 1986 Incentive Stock   Report on Form 10-K
       Option Plan

10.4 * MNX Incorporated 1992 Non-
       Qualified Stock                             Exhibit 10(s) to 1991 Annual
       Option Plan                                 Report on Form 10-K

10.5 * MNX Incorporated Stock
       Appreciation Rights                         Exhibit 10(o) to 1992 Annual
       Program, dated April 24, 1990               Report on Form 10-K

10.6   Amended and Restated Loan and Security      Exhibit 10.1 to Quarterly
       Agreement Schedule and Promissory Note,     Report on Form 10-Q for
       dated August 10, 1994, by and among         the period ended July 2,
       Missouri-Nebraska Express, Inc., Mark       1994
       VII Transportation Company, Inc., TemStar,
       Inc. and Marine Midland Business Loans, Inc.

10.7  Amended and Restated Guaranty, Surety        Exhibit 10.2 to Quarterly
      Agreement and Security Agreement, dated      Report on Form 10-Q for
      August 10, 1994 by Mark VII, Inc. in favor   the period ending
      of Marine Midland Business Loans, Inc.       July 2, 1994


10.8  Guaranty, Surety Agreement and Security
      Agreement, dated August 10, 1994 by MNX      Exhibit 10.3 to Quarterly
      Carriers, Inc. in favor of Marine            Report of Form 10-Q for the
      Midland Business Loans, Inc.                 period ending July 2, 1994

10.9  Engagement letter between H. B. Oppenheimer  Exhibit 10.4 to Quarterly
      & Company Incorporated and Registrant,       Report on Form 10-Q for the
      dated June 9, 1994, with respect to          period ended July 2, 1994
      financial advisory services

10.10 Amendment No. 1 to the Amended and Restated  Exhibit 10.1 to Quarterly
      Loan and Security Agreement, Schedule and    Report on Form 10-Q for the
      Promissory Note, dated October 28, 1994, by period ended October 1, 1994 and among Missouri-Nebraska Express, Inc.,
      Mark VII Transportation Company, Inc.,
      TemStar, Inc. and Marine Midland Business
      Loans, Inc.

10.11 Letter Agreement dated October 28, 1994 by   Exhibit 10.2 to Quarterly
      and among Missouri-Nebraska Express, Inc.,   Report on Form 10-Q for the
      Mark VI Transportation Company, Inc.,        period ended October 1, 1994
      MNX Carriers, Inc., TemStar, Inc., Mark
      VII, Inc. and Marine Midland Business
      Loans, Inc.

10.12*Amendment Number 1 to the
      Mark VII, Inc.                               Exhibit 99.1 to Registration
      1992 Non-Qualified Stock Option Plan         Statement on Form S-8 (SEC
      (formerly the MNX Incorporated 1992          File No. 33-86174)
      Non-Qualified Stock Option Plan)dated
      September 22, 1994

10.13 Asset Purchase Agreement dated June 17,      Appendix B to Proxy
      1994 by and among Swift Transportation       Statement for 1994 Annual
      Co., Inc. (Nevada), Swift Transportation     Meeting of Shareholders
      Co., Inc. (Arizona), Mark VII, Inc.,
      MNX Carriers, Inc., and Missouri-Nebraska
      Express, Inc.

10.14 Amendment No. 1 to Asset Purchase Agreement Filed herewith dated September 30, 1994 by and among Swift
      Transportation Co., Inc. (Nevada), Swift
      Transportation Co., Inc. (Arizona), Mark
      VII, Inc., MNX Carriers, Inc., and
      Missouri-Nebraska Express, Inc.

 11   Statement re: Computation of Earnings        Filed herewith
      per Share

 21   Subsidiaries of Registrant                   Filed herewith

 23   Consent of Independent Public Accountants    Filed herewith

 27   Financial Data Schedule                      Filed herewith


      * Management contracts or compensatory plans


(b)  Reports on Form 8-K

     On December 21, 1994, the Company filed a Current Report on Form 8-K, dated December 12, 1994, reporting that the Company had entered into a settlement agreement with respect to Moore v. Missouri-Nebraska Express, Inc. and Crouser
v. Missouri-Nebraska Express, Inc. which also disposed of all other similar fuel discount claims which have been asserted against Missouri-Nebraska Express, Inc. These cases have previously been reported by the Company.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MARK VII, INC.


                                   By:/s/ R. C. Matney
                                      R. C. Matney
                                      Chairman of the Board, President
                                        and Chief Executive Officer

Date:     March 27, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                     TITLE                           DATE

/s/ R. C. Matney           Chairman of the Board, President,  March 27, 1995
R. C. Matney               Chief Executive Officer and
                           Director


/s/ J. Michael Head        Executive Vice President-Finance,  March 27, 1995
J. Michael Head            Chief Financial Officer and
                           Director )Principal Financial
                           and Accounting Officer)


/s/ James T. Graves        Vice Chairman, Secretary, General  March 27, 1995
James T. Graves            Counsel and Director


/s/ David H. Wedaman       Executive Vice President, Chief    March 27, 1995
David H. Wedaman           Operating Officer and Director


/s/ Roger M. Crouch        Director                           March 27, 1995
Roger M. Crouch


/s/ Douglass Wm. List      Director                           March 27, 1995
Douglass Wm. List


/s/ William E. Greenwood   Director                           March 27, 1995
William E. Greenwood


/s/ Dr. Jay U. Sterling    Director                           March 27, 1995
Dr. Jay U. Sterling




                         MARK VII, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    ASSETS
                                                                                           January 1,      December 31,
                                                                                             1994             1994
Current Assets:
  Cash and cash equivalents                                                               $    291,238    $ 1,246,395
  Accounts receivable, less allowances of $1,051,884 and
    $1,284,640 in 1993 and 1994, respectively                                               39,546,025     51,187,642
  Notes and other receivables, less allowances of $111,896
    and $517,470 in 1993 and 1994, respectively                                              5,972,618      5,747,731
  Current deferred income taxes                                                                742,871      1,731,995
  Other current assets                                                                         389,864        642,705
                                                                                          ------------    -----------
    Total current assets                                                                    46,942,616     60,556,468

Deferred Income Taxes                                                                        1,787,647      1,110,000

Property and Equipment, at cost:
  Transportation equipment                                                                     909,135      4,765,860
  Computer equipment, furniture and other                                                    2,772,613      3,439,247
                                                                                          ------------    -----------
                                                                                             3,681,748      8,205,107
  Less:  Accumulated depreciation                                                            1,963,512      3,126,959
                                                                                          ------------    -----------
    Net property and equipment                                                               1,718,236      5,078,148

Intangible and Other Assets                                                                  3,135,291      3,651,040

Property Held for Sale or Lease                                                                      -      3,330,000

Net Operating Property and Equipment
  and Other Assets of Discontinued Operations                                               41,324,692              -
                                                                                          ------------    -----------
                                                                                          $ 94,908,482    $73,725,656
                                                                                          ============    ===========

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Accrued  transportation charges                                                         $ 26,135,113    $33,645,287
  Accrued and current deferred income taxes                                                    464,499        470,688
  Other current and accrued liabilities                                                      2,496,655      2,966,231
  Borrowings under line of credit                                                           11,076,666      8,546,310
  Net current liabilities of discontinued operations                                         3,741,973      2,708,256
                                                                                          ------------   ------------
    Total current liabilities                                                               43,914,906     48,336,772

Long-Term Liabilities of Discontinued Operations                                            29,757,441              -

Long-Term Obligations                                                                          189,501      1,915,761

Contingencies and Commitments (Note 6)

Shareholders' Investment:
  Common stock, $.10 par value, authorized 10,000,000 shares, issued and
   outstanding 4,775,534 shares in 1993 and 4,781,234 shares in 1994                           477,553        478,123
  Paid-in capital                                                                           26,723,953     26,768,983
  Retained deficit                                                                          (6,154,872)    (3,773,983)
                                                                                          ------------    -----------
    Total shareholders' investment                                                          21,046,634     23,473,123
                                                                                          ------------    -----------
                                                                                          $ 94,908,482    $73,725,656
                                                                                          ============    ===========

      The accompanying notes are an integral part of these balance sheets.

                         MARK VII, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                                                         For the  Years Ended
                                                              -----------------------------------------
                                                                January 2,    January 1,  December 31,
                                                                  1993          1994          1994
                                                              ------------  ------------  ------------
Operating Revenues                                            $264,881,203  $341,531,796  $428,771,753
Transportation Costs:
  Provided by MNX Carriers, Inc.                                14,869,050    10,976,742     5,178,719
  Provided by others                                           215,230,962   285,679,143   365,052,823
                                                              ------------  ------------  ------------
       Total Transportation Costs                              230,100,012   296,655,885   370,231,542
                                                              ------------  ------------  ------------
Net Revenues                                                    34,781,191    44,875,911    58,540,211

Operating Expenses:
  Salaries and related costs                                     8,819,681    10,946,136    13,926,034
  Selling, general and administrative                           19,881,730    25,651,957    32,492,980
  Equipment rents                                                1,873,837     2,849,265     4,005,896
  Depreciation and amortization                                    561,053       971,023     1,268,241
                                                              ------------  ------------  ------------
    Total Operating Expenses                                    31,136,301    40,418,381    51,693,151

Operating Income                                                 3,644,890     4,457,530     6,847,060

Other Expense (Income):
  Interest expense                                                 509,346       473,128       685,088
  Interest income                                                  (72,480)     (382,520)     (270,022)
  Other                                                            172,775       167,597       165,289
                                                              ------------  ------------  ------------
    Total Other Expense, Net                                       609,641       258,205       580,355
                                                              ------------  ------------  ------------
Income From Continuing Operations Before Income  Taxes           3,035,249     4,199,325     6,266,705

Provision For Income Taxes                                       1,244,200     1,709,000     2,600,000
                                                              ------------  ------------  ------------
Income From Continuing Operations                                1,791,049     2,490,325     3,666,705

Loss from Discontinued Operations (less income tax benefit of
  $1,686,900 and $4,578,535 in 1992 and 1993, respectively)     (2,427,115)  (10,605,803)            -

Loss on Discontinued Operations (less income tax benefit of
  $1,047,465 and $1,160,000 in 1993 and 1994, respectively)              -    (3,148,034)   (1,285,816)
                                                              ------------  ------------  ------------
Net Income (Loss)                                             $   (636,066) $(11,263,512) $  2,380,889
                                                              ============  ============  ============

Earnings (Loss) Per Share:

  Primary -
    Income from continuing operations                               $  .38        $  .51        $  .75
    Loss from discontinued operations                                 (.51)        (2.19)            -
    Loss on discontinued operations                                      -          (.65)         (.26)
                                                              ------------  ------------  ------------
    Net income (loss)                                               $ (.13)       $(2.33)       $  .49
                                                              ============  ============  ============

  Fully Diluted -
    Income from continuing operations                               $  .38        $  .51        $  .75
    Loss from discontinued operations                                 (.51)        (2.16)            -
    Loss on discontinued operations                                      -          (.64)         (.26)
                                                              ------------  ------------  ------------
    Net income (loss)                                               $( .13)       $(2.29)       $  .49
                                                              ============  ============  ============
Average Common Shares and Equivalents Outstanding:

    Primary                                                      4,743,089     4,840,772     4,900,596
    Fully Diluted                                                4,759,346     4,918,490     4,900,596

        The accompanying notes are an integral part of these statements.



                         MARK VII, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT


                                            Common Stock
                                      ---------------------       Paid-In     Retained        Treasury
                                        Shares       Amount       Capital     Earnings          Stock         Total
                                      ---------    ---------   -----------   ------------     ---------   ------------
Balance, December 28, 1991            4,727,026    $ 472,702   $26,478,939   $  5,744,706     $       -   $ 32,696,347
  Net loss                                    -            -             -       (636,066)            -       (636,066)
  Exercise of stock options              38,508        3,851       166,014              -             -        169,865
  Purchase of 38,613 shares of
    treasury stock                            -            -             -              -      (216,055)      (216,055)
  Transfer of 38,613 shares of
    common stock for assets of
    LTS, Inc.                                 -            -             -              -       216,055        216,055
                                      ---------    ---------   -----------   ------------     ---------   ------------
Balance, January 2, 1993              4,765,534      476,553    26,644,953      5,108,640             -     32,230,146
  Net loss                                    -            -             -    (11,263,512)            -    (11,263,512)
  Exercise of stock options              10,000        1,000        79,000              -             -         80,000
                                      ---------    ---------   -----------   ------------     ---------   ------------
Balance, January 1, 1994              4,775,534      477,553    26,723,953     (6,154,872)            -     21,046,634
  Net income                                  -            -             -      2,380,889             -      2,380,889
  Exercise of stock options               5,700          570        45,030              -             -         45,600
                                      ---------    ---------   -----------   ------------     ---------   ------------
Balance, December 31, 1994            4,781,234    $ 478,123   $26,768,983   $ (3,773,983)    $       -   $ 23,473,123
                                      =========    =========   ===========   ============     =========   ============


        The accompanying notes are an integral part of these statements.





























                         MARK VII, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                       For the  Years Ended
                                                            -------------------------------------------
                                                               January 2,    January 1,    December 31,
                                                                 1993          1994            1994
                                                            -------------   ------------   ------------
Operating activities:
  Net income (loss)                                         $   (636,066)   $(11,263,512)  $  2,380,889
  Adjustments to reconcile net income to
      net cash provided by operating activities:
      Loss from and on discontinued operations                 2,427,115      13,753,837      1,285,816
      Depreciation and amortization                              561,053         971,023      1,268,241
      Other amortization                                         203,517         211,384        214,526
      Provision for doubtful accounts and notes receivable       355,000       1,025,069        972,064
      Noncurrent deferred income taxes                                 -         743,570        677,647
      Changes in certain working capital items:
       Accounts receivable                                   (11,436,908)    (11,407,378)   (12,613,681)
       Accrued  transportation charges                         6,788,634       7,147,940      7,510,174
       Other working capital items                              (798,771)     (3,644,401)    (1,097,472)
                                                            ------------    ------------   ------------
  Net cash provided by (used for) continuing
    operating activities                                      (2,536,426)     (2,462,468)       598,204
                                                            ------------    ------------   ------------
Investing activities:
  Additions to property and equipment, net                      (914,850)       (926,165)    (1,320,446)
  Net investment in discontinued operations                    1,787,277      (1,818,900)     4,884,173
                                                            ------------    ------------   ------------
  Net cash provided by (used for) investing activities           872,427      (2,745,065)     3,563,727
                                                            ------------    ------------   ------------
Financing activities:
  Exercise of stock options                                      169,865          80,000         45,600
  Repayments of long-term obligations                            (59,885)        (93,279)      (478,590)
  Net borrowings (repayments) under lines of credit            1,732,571       5,136,705     (2,530,356)
  Other                                                         (321,975)       (182,841)      (243,428)
                                                            ------------    ------------   ------------
  Net cash provided by (used for) financing activities         1,520,576       4,940,585     (3,206,774)
                                                            ------------    ------------   ------------
    Net increase (decrease) in cash and cash equivalents        (143,423)       (266,948)       955,157

Cash and  cash equivalents:
    Beginning of year                                            701,609         558,186        291,238
                                                            ------------    ------------   ------------
    End of year                                             $    558,186    $    291,238   $  1,246,395
                                                            ============    ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the year for:
    Interest                                                $    397,158    $    472,792   $    685,088
    Income taxes, net of refunds received                         46,544         266,672        851,698

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

 Direct financings under debt and capital lease obligations $    165,283    $    198,750   $  2,459,162

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:

  In 1992, the Company acquired certain assets of LTS, Inc., in exchange for 38,613 shares of Company stock transferred from treasury stock. In conjunction with the acquisition, liabilities were assumed as follows:

    Fair value of assets acquired                           $    298,166
    Cash acquired, net of cash paid for acquisition expenses      12,530
    Stock transferred in exchange for assets                    (216,055)
    Goodwill                                                     354,287
                                                            ------------
    Liabilities assumed                                     $    448,928
                                                            ============

          The accompanying notes are an integral part of these statements.




                         MARK VII, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Reporting Entity and Principles of Consolidation - The consolidated financial statements include Mark VII, Inc. and its wholly owned subsidiaries, collectively referred to herein as "the Company." On December 1, 1993, the Board of Directors authorized management to proceed with the separation of the Company into two publicly-held corporations, one owning the transportation services operation and the other owning the truckload operation (the "Distribution"). On June 3, 1994, the Company's shareholders approved the Distribution. On June 17, 1994, the Board determined not to effect the Distribution as previously scheduled and the Company entered into an agreement ("the Agreement") for the sale of substantially all of the assets (the "Asset Sale") of its truckload subsidiaries to Swift Transportation Co., Inc. ("Swift"). On September 22, 1994, the Company's shareholders approved the Asset Sale and the transaction was completed on October 3, 1994.

The Company continues to operate the transportation services operation through its principal operating subsidiary, Mark VII Transportation Company, Inc. ("Mark VII"). As a result of the Asset Sale, the operations of MNX Carriers, Inc. ("Carriers"), and its truckload subsidiaries (Missouri-Nebraska Express, Inc. ("Mo-Neb"), MNX Trucking, Inc. and MNX Transport, Inc.) are reported as a discontinued operation in these consolidated financial statements.

(b) Revenue - Revenues earned as a third party agent include the carriers' charges for carrying the shipment plus commissions and fees. Revenues and related expenses are recognized on completion of the Company's service obligation.

(c) Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization of property and equipment are provided using the straight-line method based on the estimated useful lives of the respective assets as follows:

   Transportation equipment                            3 to 7 years
   Computer equipment, furniture and other             3 to 5 years

(d) Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes which was adopted in 1992. The adoption of SFAS No. 109 did not have a significant effect on the financial position or results of operations of the Company.

(e) Cash and Cash Equivalents - Cash in excess of daily requirements is invested in marketable securities with maturities of three months or less.

(f) Intangible Assets - Goodwill and other intangible assets of $2,307,882 (net) are being amortized on the straight-line basis over 10 to 20 years.

(g)  Fiscal Year -  The Company's fiscal year ends on the
Saturday nearest December 31. Operations in 1993 and 1994 included 52 weeks and operations in 1992 included 53 weeks.

(h) Earnings (Loss) Per Share - Primary earnings (loss) per share are computed by dividing income by the average common shares outstanding plus the dilutive effect of common stock equivalents outstanding, using the treasury stock method based on the average market price of the Company's common stock. Common stock equivalents were less than 3% dilutive in 1992 and thus are not included in primary average common shares and common equivalents outstanding for 1992. Fully diluted earnings (loss) per share are determined in the same manner using the ending market price of the Company's common stock, if higher than the average market price.

(i) Reclassifications - Certain reclassifications have been made to the 1993 financial statements to conform to the 1994 presentation.



(2)  DISCONTINUED OPERATIONS:

The planned Distribution, and subsequently the Asset Sale, have been recorded as a discontinuation of the truckload subsidiaries. Losses on discontinued operations were recorded in 1993 and 1994 as follows:

                                                                                             1993           1994
                                                                                            -----          -----
                                                                                               (in millions)
  Costs associated with the Distribution and Asset Sale                                     $ 1.3          $ 2.0
  Carriers' loss from December 1, 1993 through the disposition date, including
     loss on assets not acquired by Swift and obligations not assumed by Swift                2.9            1.4
  Gain on assets sold to Swift                                                                  -           (3.3)
  Severance and outplacement                                                                    -            2.4
                                                                                            -----          -----
                                                                                              4.2            2.5
  Less applicable income tax benefits                                                         1.1            1.2
                                                                                            -----          -----
  Loss on discontinued operations                                                           $ 3.1          $ 1.3
                                                                                            =====          =====

The costs associated with the previously proposed Distribution and the Asset Sale consist primarily of financial consulting, legal, accounting and administrative costs, including approximately $1.1 million to H. B. Oppenheimer & Company Incorporated ("HBOC"), an investment banking firm controlled by one of the Company's outside directors, H. B. Oppenheimer.

On June 17, 1994, the Board determined not to effect the Distribution as previously scheduled and the Company entered into the Agreement with Swift for the Asset Sale. The Agreement provided that Swift purchase from the Company approximately 556 tractors, 1,827 trailers, 715 satellite communication units, certain inventory and certain prepaid expenses. The Asset Sale was approved by the Company's shareholders on September 22, 1994 and the transaction was closed on October 3, 1994.

The purchase price of $40.6 million included cash of approximately $9.1 million and the assumption of approximately $31.5 million of debt and capital lease obligations on revenue equipment. Also assumed were approximately $10.5 million of minimum future payments under operating leases of revenue equipment. Full and unconditional release of Mo-Neb's revenue equipment debt, capital lease and operating lease obligations, as well as the Company's guaranties of such obligations, was obtained.

In connection with the Asset Sale, Swift is leasing the Company's St. Joseph, Missouri facility through September 1995 for $2,000 per month. From July 1, 1994 until October 1, 1994, Swift managed and operated the assets that were subject to the Agreement. Swift received all revenues, income, earnings and profits and was responsible for all obligations related to the assets during this period.

(3)  CREDIT FACILITY:

The Company has a $20 million line of credit agreement. This line bears interest at 1/2% over the bank's prime rate and expires in July 1997. The line is secured by accounts receivable and other assets of Mark VII and is guaranteed by the Company. The available line of credit at December 31, 1994 was $8.8 million. Letters of credit totaling $2.7 million have been issued on the Company's behalf to secure insurance deductibles and purchases of operating services. The line of credit has no restrictions on intercompany advances among the Company's subsidiaries.

The following is a summary of data on the lines of credit:

                                                                               1992             1993          1994
                                                                             --------        --------       --------
                                                                                          (in thousands)
  Balance outstanding at end of period                                       $  5,940        $ 11,076       $ 8,546
  Average amount outstanding                                                    1,405           5,413         5,465
  Maximum monthend balance outstanding                                          5,940          11,294        14,853
  Interest rate at yearend                                                       6.5%            6.5%          9.0%
  Weighted average interest rate                                                 7.6%            6.5%          8.8%

The line of credit requires that the Company earn annual consolidated income from continuing operations of $2 million, maintain minimum consolidated tangible net worth of $17 million in 1994, $19 million in 1995, $21 million in 1996 and $23 million thereafter and obtain approval from the lender prior to paying dividends.

(4)  INCOME TAXES:

The Company files a consolidated federal tax return with its subsidiaries and, as agreed, the consolidated tax provision is allocated among the members of the consolidated group based on their respective contributions to consolidated income before income taxes. Components of the provision for income taxes consisted of the following:

                                                                1992          1993            1994
                                                            ----------     -----------     -----------
     Federal -
       Currently payable                                    $        -     $  369,856      $1,002,415
       Deferred                                                735,785       (872,397)        793,566
                                                            ----------     ----------      ----------
           Total federal                                       735,785       (502,541)      1,795,981
     State -
       Currently payable                                             -        361,130         415,007
       Deferred                                                 87,824       (111,321)       (142,072)
                                                            ----------     ----------      ----------
           Total state                                          87,824        249,809         272,935
                                                            ----------     ----------      ----------
     Taxes paid under tax sharing agreement for tax benefits
       generated by other members of the consolidated group    420,591      1,961,732         531,084
                                                            ----------     ----------      ----------
                                                            $1,244,200     $1,709,000      $2,600,000
                                                            ==========     ==========      ==========

A reconciliation between the provision for income taxes and the expected taxes using the federal statutory income tax rate of 34% follows:

                                                                1992          1993             1994
                                                            ----------     ----------      -----------
     Tax at statutory rate                                  $1,031,985     $1,427,770      $2,130,680
     Increase from-
       State income taxes, net                                  57,964        178,107         267,121
       Amortization of intangibles                              64,703         72,714          65,500
       Other                                                    89,548         30,409         136,699
                                                            ----------     ----------      ----------
                                                            $1,244,200     $1,709,000      $2,600,000
                                                            ==========     ==========      ==========

Deferred tax assets (liabilities) are comprised of the following:

                                                               1993           1994
                                                          ------------    -----------
     Current Deferred Assets:
       Claims and other reserves                            $   35,565     $2,115,261
       Expenses and losses related to the Distribution         618,570         90,526
       Net operating losses                                    903,260              -
       General business tax credits                            289,932              -
                                                            ----------     ----------
                                                             1,847,327      2,205,787
     Current Deferred Liabilities:
       Prepaid expenses                                       (58,638)      (103,471)
       Deferred revenue                                     (1,045,818)     (370,321)
                                                            ----------     ----------
                                                            (1,104,456)     (473,792)
                                                            ----------     ----------
       Net Current Deferred  Assets                         $  742,871     $1,731,995
                                                            ==========     ==========

     Non-Current Deferred Assets:
       Basis difference on property and equipment           $1,247,510     $  927,186
       Alternative minimum tax credits                         472,915              -
       Other                                                    67,222        182,814
                                                            ----------     ----------
       Non-Current Deferred Assets                          $1,787,647     $1,110,000
                                                            ==========     ==========







(5)  LONG-TERM OBLIGATIONS AND OPERATING LEASES:

Long-term obligations at December 31, 1994, included the following:

                                                                                              1994
                                                                                          ------------
        Capital lease obligations for transportation equipment,
          9% to 9.75%, payable through 2002                                               $  2,170,428
        Transportation equipment notes, 7.7%, payable through 1996                              70,168
                                                                                          ------------
                                                                                             2,240,596
        Less - Current maturities                                                              324,835
                                                                                          ------------
                                                                                          $  1,915,761
                                                                                          ============

Property and equipment at December 31, 1994 included the following amounts related to capital lease obligations:

                                                                                               1994
                                                                                           -----------
        Transportation equipment                                                           $ 2,953,658
        Less - Accumulated depreciation                                                        267,516
                                                                                           -----------
                                                                                           $ 2,686,142
                                                                                           ===========

Scheduled annual principal payments on the Company's long-term obligations and commitments for operating leases are as follows:

                                                                              Present
                                                  Future         Less-        Value of                        Future
                                                 Capital        Amount        Minimum                       Operating
                                                  Lease       Representing     Lease           Other          Lease
                                                 Payments       Interest     Payments           Debt         Payments
                                                ----------    -----------   ----------        --------     ----------
        1995                                    $  473,172    $   187,286   $  285,886        $ 38,949     $  309,728
        1996                                       473,172        159,641      313,531          31,219        301,538
        1997                                       473,172        129,317      343,855               -        276,960
        1998                                       487,412         92,535      394,877               -        276,960
        1999                                       335,532         64,086      271,446               -        276,960
        Thereafter                                 614,178         53,345      560,833               -        484,680
                                                ----------    -----------   ----------        --------     ----------
                                                $2,856,638    $   686,210   $2,170,428        $ 70,168     $1,926,826
                                                ==========    ===========   ==========        ========     ==========

Excluded from the operating lease commitments above are scheduled rentals on tractors and trailers with lease terms of three to six years which have annual cancellation provisions. If these leases are not cancelled, the additional future lease payments would be approximately $1,991,000 , $1,829,000, $1,512,000, $958,000, $672,000 and $385,000 in 1995, 1996, 1997, 1998, 1999 and
2000, respectively.

(6)  CONTINGENCIES AND COMMITMENTS:

In February 1993, an unfavorable verdict was rendered against Mo-Neb in litigation, which commenced in June 1989, involving the termination of four independent fleet contractors in 1989 and volume discounts on fuel purchases from 1986 through 1989. A circuit court jury in Buchanan County, Missouri assessed actual damages of $59,920 related to the lease termination; and actual damages of $128,160 and punitive damages of $4.2 million related to the fuel discount issue. In April 1993, the court reduced the punitive damage award to $350,000. On July 20, 1994, a lawsuit was filed against Mo-Neb by T. Lyle Crouser, an independent fleet contractor, who had leased four tractors to Mo-Neb. This lawsuit, which was also filed in Buchanan County, Missouri Circuit Court, was based on an alleged breach of contract by Mo-Neb in connection with its fuel discount program. On December 12, 1994, the Company entered into a settlement agreement with respect to both of these cases which also disposed of all other similar fuel discount claims which have been asserted against Mo-Neb.

Various other legal actions are pending against the Company. Although the outcome of litigation cannot be predicted with any certainty, it is management's opinion that these actions will have no significant impact upon the Company's financial condition or its results of operations.

Prior to July 1, 1993, Mo-Neb maintained an aggregate $1 million self-insured retention on general and auto liability insurance for any claims in excess of $500,000 during a policy period. From July 1, 1993 through December 31, 1993, Mo-Neb's self-insured retention for its general and auto liability and for workers' compensation insurance coverage was $500,000 per occurrence. Effective December 31, 1993, Mo-Neb reduced its self-insured retention for general and auto liability and workers' compensation to $100,000 and $50,000, respectively. Policy limits for claims in excess of the retention levels are $20 million per occurrence on general and auto liability.

Letters of credit totaling $2.7 million have been issued on Mo-Neb's behalf. These letters of credit were secured by restricted temporary investments of $3.0 million at December 31, 1994, which investments are included in net current liabilities of discontinued operations.

At December 31, 1994, the Company had commitments approximating $2.3 million which were financed in 1995 with an operating lease.

(7)  STOCK OPTIONS:

The Company has reserved 400,000 shares of common stock for issuance to key employees under an incentive stock option plan. The plan provides for the issuance of stock options with the stock purchase price to be at least 100% of the stock's fair market value on the date of grant. Options are generally exercisable for ten years from the date of grant.

The following table is a summary of data regarding incentive stock options:

                                                                                1992             1993          1994
For the year:
  Shares reserved for grant                                                   100,000                -             -
  Options granted                                                              40,000                -        85,352
  Options canceled                                                             74,093            9,750        19,800
  Options exercised                                                            38,508           10,000         5,700
  Average per share exercise price of options exercised                         $4.41            $8.00         $8.00
As of yearend:
  Options outstanding                                                         167,500          147,750       207,602
  Options exercisable                                                          73,811           79,961       107,302
  Shares available for grant                                                  187,391          197,141       131,589

The per share exercise prices of options outstanding as of December 31, 1994, ranged from $4.25 to $14.00 per share. The average per share exercise price of options exercisable at December 31, 1994, was $5.89.

In 1992, the Board of Directors of the Company adopted a non-qualified stock option plan and reserved 400,000 shares of common stock for issuance thereunder. In 1994, the Board of Directors and shareholders of the Company approved an amendment to the plan which increased the number of shares reserved for issuance thereunder to 675,000 shares. Options are generally exercisable ten years from the date of grant.

The following table is a summary of data regarding non-qualified stock options:

                                                                                1992            1993           1994
For the year:
  Shares reserved for grant                                                   400,000               -        275,000
  Options granted                                                             297,500           7,000        224,148
  Options canceled                                                             47,500           6,000              -
  Options exercised                                                                 -               -              -
  Average per share exercise price of options exercised                             -               -              -
As of yearend:
  Options outstanding                                                         250,000         251,000        475,148
  Options exercisable                                                         160,000         179,000        206,858
  Shares available for grant                                                  150,000         149,000        199,852

The per share exercise prices of options outstanding as of December 31, 1994, ranged from $7.75 to $14.00 per share. The average per share exercise price of options exercisable at December 31, 1994, was $8.42.

In 1990, the Company granted stock appreciation rights for 52,000 shares of the Company's common stock at a base price of $4.25 per share to key employees of the Company. Stock appreciation rights for 21,000 shares were outstanding at December 31, 1994. The rights provide for cash payments to holders of the rights for increases in the market price of the Company's common stock as of April 1 of each year until and including April 1, 2000. The base price is adjusted each April 1 if the market closing price on that date is greater than the previous base price. The adjusted base prices as of April 1, 1992, 1993 and 1994 were $8.75, $8.75, and $14.75 per share, respectively. Compensation of $25,000 and $170,000 was paid under this plan in 1992 and 1994, respectively.
No compensation was paid under the plan in 1993. As of December 31, 1994, no additional compensation has been accrued based on the closing market price of $11.25 per share on that date.

(8)  JOINT VENTURE:

Mark VII has entered into a partnership with a warehousing and distribution company to provide contract management services for a number of regional distribution centers for one of the Company's largest customers. The partnership, ERX Logistics ("ERX"), employs drivers and warehousemen to operate the warehouses, tractors and trailers owned by the customer.

The Company has guaranteed $1 million of a $5 million line of credit to provide working capital for ERX. This line is secured by accounts receivable of ERX. Borrowings under this line averaged $1,203,000 in 1994. The maximum monthend borrowing was $2,614,000. The balance outstanding on this line was $1,837,000 at December 31, 1994.

(9)  RELATED PARTY TRANSACTIONS:

Mark VII and Carriers routinely engaged in intercompany transactions as Carriers hauled freight for Mark VII's customers and as Mark VII brokered loads for Carriers' customers. Transportation costs on Mark VII's loads hauled by Carriers is shown in the accompanying statements of income. The Company's operating revenue on Carriers' loads brokered to Mark VII was $334,000, $442,000 and $248,000 for 1992, 1993 and 1994, respectively. In 1992, Mark VII employed the truckload sales force and charged Carriers $2,230,000 for sales efforts. Mark VII and Carriers make routine cash advances to one another for working capital needs. Interest is charged on these advances at the prevailing bank line of credit rate. Interest expense to the Company on such advances was $113,000 for 1992. Interest income to the Company on such advances was $251,000 and $211,000 for 1993 and 1994, respectively.

On January 1, 1993, pursuant to the terms of an Asset Purchase Agreement, MNX Trucking, a wholly owned subsidiary of the Company, purchased substantially all of the assets and assumed certain liabilities of LTS, Inc. ("LTS"). LTS was engaged in contract truck transportation services. Roger Crouch, a member of the Board of Directors of the Company, was the sole shareholder of LTS. The consideration paid was 38,613 shares of common stock of the Company transferred from treasury stock. The acquisition has been accounted for as a purchase. Acquired goodwill was recorded at $354,287 and was being amortized on the straight-line basis over ten years, the period of Mr. Crouch's Employment and Noncompete Agreement (the "Employment Agreement"). Tangible assets acquired totaled $310,696 and liabilities assumed totaled $448,928.

Contemporaneously with the execution of the Asset Purchase Agreement, Mr. Crouch entered into the Employment Agreement with the Company pursuant to which Mr. Crouch (1) received a one-time cash payment of $210,000 and (2) is guaranteed an annual base salary of $225,000. An intangible asset of $210,000 was being amortized over the ten-year term of the Employment Agreement. The assets and liabilities and results of operations of MNX Trucking are included in discontinued operations. In connection with the Asset Sale, the unamortized balance of MNX Trucking's intangible assets of $505,000 was written off.

During 1992, HBOC received fees of $224,000 for financial consulting services provided to the Company, primarily in connection with obtaining the Company's $20 million line of credit. In 1993 and 1994, HBOC received $109,000 and $712,000, respectively, for financial consulting services provided to the Company, principally in connection with the previously proposed Distribution and the Asset Sale. An additional $282,000 of financial consulting fees in connection with the Asset Sale have been paid to HBOC in 1995.






QUARTERLY FINANCIAL DATA (in thousands, except per share data) (Unaudited):

The results of operations for each of the four quarters of 1993 and 1994 are summarized below. The amounts below are unaudited, but, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such periods have been made.

                                                                First        Second          Third         Fourth
                                                               Quarter       Quarter        Quarter        Quarter
                                                              --------      --------       --------       --------
1993
-----------------------------------------------------
Operating revenues                                            $ 79,543      $ 86,863       $ 84,703       $ 90,423
Operating income                                                   919         1,934            859            745
Income from continuing operations before income taxes              840         1,862            783            714
Income  from continuing operations                                 512         1,073            506            399
Income (loss) from and on discontinued operations               (9,623)         (277)         1,428         (5,282)
Net income (loss)                                               (9,111)          796          1,934         (4,883)

Earnings (loss) per share:
  Primary -
     Income from continuing operations                          $  .11         $ .23          $ .11         $  .08
     Income (loss) from and on discontinued operations           (2.02)         (.06)           .30          (1.07)
     Net income (loss)                                           (1.91)          .17            .41           (.99)
  Fully Diluted -
     Income from continuing operations                          $  .11         $ .22          $ .10         $  .08
     Income (loss) from and on discontinued operations           (2.02)         (.06)           .29          (1.07)
     Net income (loss)                                           (1.91)          .16            .39           (.99)

1994
-----------------------------------------------------
Operating revenues                                            $ 93,096      $109,712       $111,386       $114,578
Operating income                                                   925         2,049          2,291          1,582
Income from continuing operations before income taxes              817         1,935          2,136          1,379
Income from continuing operations                                  462         1,137          1,257            811
Loss on discontinued operations                                      -        (1,286)             -              -
Net income (loss)                                                  462          (149)         1,257            811

Earnings (loss) per share:
  Primary -
     Income from continuing operations                          $  .09         $ .23          $ .26         $  .17
     Loss on discontinued operations                                 -          (.26)             -              -
     Net income (loss)                                             .09          (.03)           .26            .17
  Fully Diluted -
     Income from continuing operations                          $  .09         $ .23          $ .26         $  .17
     Loss on discontinued operations                                 -          (.26)             -              -
     Net income (loss)                                             .09          (.03)           .26            .17

















                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Mark VII, Inc.:

   We have audited the accompanying consolidated balance sheets of MARK VII, INC. (a Missouri corporation) AND SUBSIDIARIES as of January 1, 1994 and December 31, 1994, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1994. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mark VII, Inc. and Subsidiaries as of January 1, 1994 and December 31, 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied to our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                              /s/ Arthur Andersen LLP



Kansas City, Missouri,
February 24, 1995.





                                                              SCHEDULE II


                         MARK VII, INC. AND SUBSIDIARIES

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                               Balance at  Additions
                               Beginning   Charged to                                     Balance at
                                of Year    Expense         Deductions       Other         End of Year
Allowance for doubtful accounts
 (deducted from accounts receivable):

 1992                        $  395,331  $   350,000       $187,593      $      -        $  557,738
 1993                           557,738      887,169        393,023             -         1,051,884
 1994                         1,051,884      590,332        357,576             -         1,284,640

Allowance for uncollectible notes
 (deducted from notes and other receivables):

 1992                        $   74,010  $     5,000       $ 17,444      $      -        $   61,566
 1993                            61,566      137,900         87,570             -           111,896
 1994                           111,896      381,732         65,180        89,022           517,470

Allowance for uncollectible notes
   (deducted from other assets):

 1992                        $  763,569  $  (259,904)(1)   $      -      $      -        $  503,665
 1993                           503,665     (503,665)(1)          -             -                 -
 1994                                 -            -              -             -                 -


(1) In connection with the acquisition of certain assets of Tri-State Consolidators, Inc., notes receivable from the sole shareholder of Tri-State Consolidators, Inc. and Tri-State Transport, Inc. ("TST"), also owned by the same individual, were to be repaid over ten years from the pre-tax earnings of TST. Due to initial losses of TST, these notes were fully reserved. Activity in 1992 and 1993 represents reversal of prior allowances based on repayments from pre-tax earnings of TST.



















                                  EXHIBIT INDEX


   Exhibit
   Number                           Description

   10.14 Amendment No. 1 to Asset Purchase Agreement dated September 30, 1994 by and among Swift Transportation Co., Inc. (Nevada), Swift Transportation Co., Inc. (Arizona), Mark VII, Inc., MNX Carriers, Inc., and Missouri-Nebraska Express, Inc.

   11                  Statement re:  Computation of Earnings per Share

   21                  Subsidiaries of Registrant

   23                  Consent of Independent Public Accountants

   27                  Financial Data Schedule