Form 10-Q
period 1995-04-01
MARK VII INC
filed 1995-05-08
CIK 795425

- - --------------------------------------------------------------------------
- - --------------------------------------------------------------------------
                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 1, 1995

     []   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

          For the transition period from      to

                 ------------------------------------
                      Commission File No. 0-14810
                 ------------------------------------

                             MARK VII, INC.

         (Exact name of Registrant as specified in its charter)

                  Missouri                           43-1074964
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)             Identification No.)

     10100 N.W. Executive Hills Boulevard, Suite 200
     Kansas City, Missouri                                  64153
     (Address of principal executive offices)             (Zip Code)

     Registrant's telephone number, including area code:(816) 891-0500


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
     requirements for the past 90 days.Yes ( X )       No (   )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                   Outstanding at May 5, 1995
      Common stock, $.10 par value           4,834,936  Shares


- - -------------------------------------------------------------------------
- - -------------------------------------------------------------------------

Part I.   FINANCIAL INFORMATION.

Item 1.   Financial Statements.

                    MARK VII, INC. AND SUBSIDIARIES
                   Consolidated Statements of Income
                              (Unaudited)

                                           For the Three Months Ended
                                          April 2, 1994  April 1, 1995


Operating Revenues                         $93,095,684   $105,455,769

Transportation Costs:                       80,948,653     89,790,539
                                           -----------    -----------

Net Revenues                                12,147,031     15,665,230

Operating Expenses:
 Salaries and related costs                  3,122,099      3,903,029
 Selling, general and administrative         7,053,001      8,730,594
 Equipment rents                               777,901      1,329,731
 Depreciation and amortization                 269,552        261,297
                                           -----------    -----------
   Total Operating Expenses                 11,222,553     14,224,651
                                           -----------    -----------

Operating Income                               924,478      1,440,579

Interest and Other Expense, Net                107,867        104,867
                                           ------------   -----------
Income Before Provision for Income Taxes       816,611      1,335,712

Provision for Income Taxes                     355,000        556,000
                                           -----------    -----------
Net Income                                 $   461,611    $   779,712
                                           ===========    ===========

Income Per Share:
 Primary                                          $.09           $.16
 Fully Diluted                                    $.09           $.16

Average Common Shares and Equivalents Outstanding:

 Primary                                     4,966,580      4,911,255
 Fully Diluted                               4,977,390      4,978,406

Dividends Paid                                       -              -


See "Notes to Consolidated Financial Statements."

                    MARK VII, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets

                                           December 31,     April 1,
                                              1994            1995
                                                          (Unaudited)
                    Assets
Current Assets:
 Cash and cash equivalents                  $ 1,246,395   $   817,798
 Accounts receivable, net of allowance       51,187,642    45,319,209
 Notes and other receivables, net of
   allowance                                  5,747,731     6,457,820
 Current deferred income taxes                1,731,995     1,507,211
 Other current assets                           642,705       901,108
                                            -----------    ----------
   Total current assets                      60,556,468    55,003,146

Deferred Income Taxes                         1,110,000     1,190,000

Net Property and Equipment                    5,078,148     4,731,870

Intangibles and Other Assets                  3,651,040     3,438,407

Property Held for Sale or Lease               3,330,000     3,330,000
                                            -----------   -----------
                                            $73,725,656   $67,693,423
                                            ===========   ===========
   Liabilities and Shareholders' Investment
Current Liabilities:
 Accrued transportation expenses            $33,645,287   $29,272,807
 Accrued income taxes                           470,688             -
 Other current and accrued liabilities        2,966,231     2,731,282
 Borrowings under line of credit              8,546,310     9,310,162
 Net current liabilities of discontinued
  operations                                  2,708,256             -
                                            -----------   -----------
   Total current liabilities                 48,336,772    41,314,251

Long-Term Obligations                         1,915,761     1,851,040

Contingencies and Commitments (Notes 2, 3 and 5)

Shareholders' Investment:
 Common stock, $.10 par value, authorized
   10,000,000 shares, issued and outstanding
   4,781,234 shares and 4,823,936 shares,
   respectively                                 478,123       482,394
 Paid-in capital                             26,768,983    27,040,009
 Retained deficit                            (3,773,983)   (2,994,271)
                                            -----------   -----------
Total shareholders' investment               23,473,123    24,528,132
                                            -----------   -----------
                                            $73,725,656   $67,693,423
                                            ===========   ===========

          See "Notes to Consolidated Financial Statements."

                    MARK VII, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                             (Unaudited)

                                         For the Three Months Ended
                                        April 2, 1994  April 1, 1995
OPERATING ACTIVITIES:
 Net income                                $   461,611   $  779,712
 ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
   Depreciation and amortization               269,552      261,297
   Amortization of intangibles                  45,058       83,132
   Provision for doubtful accounts and
     notes receivable                          185,000      223,559
   Non-current deferred income taxes           631,027      (80,000)
   CHANGES IN CERTAIN WORKING CAPITAL ITEMS:
     Accounts receivable                    (1,420,645)   5,644,874
     Accrued transportation                  2,659,411   (4,372,479)
     Accrued income taxes                   (1,075,808)    (245,904)
      Other working capital items             (860,750)    (810,527)
                                           -----------   ----------
   Net cash provided by operating
     activities                                894,456    1,483,664
                                           -----------   ----------
INVESTING ACTIVITIES:
 Additions to property and equipment          (459,991)     (18,898)
 Net investment in discontinued operations    (278,176)  (2,846,900)
                                           -----------   ----------
 Net cash used for investing activities       (738,167)  (2,865,798)

FINANCING ACTIVITIES:
 Exercise of stock options                           -      275,297
 Net borrowings under line of credit         1,759,698      763,852
 Other                                        (209,923)     (85,612)
                                           -----------   ----------
 New cash provided by financing activities   1,549,775      953,537
                                           -----------   ----------
   Net increase (decrease) in cash and
     cash equivalents                        1,706,064     (428,597)

 Cash and cash equivalents:
   Beginning of period                         291,238    1,246,395
                                           -----------   ----------
   End of period                           $ 1,997,302   $  817,798
                                           ===========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest                                    134,015      166,132
   Income taxes                                508,675      885,927

See "Notes to Consolidated Financial Statements."

                    MARK VII, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements
                             (Unaudited)

(1)  GENERAL:

     The consolidated financial statements include Mark VII, Inc. and its wholly owned subsidiaries, collectively referred to herein as "the Company". The principal operations of the Company are conducted by its transportation services subsidiary, Mark VII Transportation Company, Inc. ("Mark VII"). As a result of the sale of substantially all of the assets of the Company's truckload subsidiaries completed on October 3, 1994 (the "Asset Sale"), the operations of MNX Carriers, Inc., ("Carriers"), and its subsidiaries (Missouri-Nebraska Express, Inc. ("Mo-Neb"), MNX Trucking, Inc. and MNX Transport, Inc.) are reported as a discontinued operation in these consolidated financial statements.

     The condensed, consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. For this reason, the condensed, consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's 1994 Annual Report on Form 10-K.

     The results for the three months ended April 1, 1995 are not necessarily indicative of the results for the entire year 1995.

(2)  CREDIT FACILITY:

     The Company has a $20 million line of credit. This line bears interest at 1/2% over the bank's prime rate and expires on July 31, 1997. The line is secured by accounts receivable and other assets of Mark VII and is guaranteed by the Company. The available line of credit at April 1, 1995 was $7,514,000.
     Letters of credit totaling $3,176,000 have been issued to secure insurance deductibles and purchases of operating services. The line of credit has no restrictions on intercompany advances among the Company's subsidiaries.




     The following is a summary of data on the line of credit:
                                                   First Quarter
                                                 1994        1995
                                                  (in thousands)

     Balance outstanding at end of period       $12,836     $9,310
     Average amount outstanding                   6,733      4,637
     Maximum monthend balance outstanding        12,836      9,310
     Interest rate at end of period                 6.8%       9.5%
     Weighted average interest rate                 6.5%       9.3%

     The line of credit requires that the Company earn annual consolidated income from continuing operations of $2 million and maintain minimum consolidated tangible net worth of $19 million in 1995, $21 million in 1996 and $23 million thereafter and obtain approval from the lender prior to paying dividends.

(3)  JOINT VENTURE:

     Mark VII has entered into a partnership with a warehousing and distribution company to provide contract management services for a number of regional distribution centers for one of the Company's largest customers. The partnership, ERX Logistics
     ("ERX"), employs drivers and warehousemen to operate the warehouses, tractors and trailers owned by the customer.

     The Company has guaranteed $1 million of a $5 million line of credit to provide working capital for ERX. The line is secured by accounts receivable of ERX. Borrowings under this line have averaged $995,000 in the three months ended April 1, 1995. The maximum monthend borrowing was $2,005,000. The outstanding borrowing at April 1, 1995 was $1,730,000.

(4)  RELATED PARTY TRANSACTIONS:

     Prior to the Asset Sale, the Company and Carriers routinely engaged in intercompany transactions as Carriers hauled freight for Mark VII's customers and as Mark VII brokered loads for Carriers' customers. Transportation costs on Mark VII's loads hauled by Carriers and the Company's operating revenues on Carriers' loads brokered to Mark VII for the three months ended April 2, 1994 were $2,281,000 and $57,000, respectively.

(5)  CONTINGENCIES

     Letters of credit totaling $2,001,000 have been issued on Mo-Neb's behalf. These letters of credit were secured by restricted temporary investments of $2,256,925 at April 1, 1995, which investments are included in other current assets.

MARK VII, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three months ended April 1, 1995 vs. three months ended April 2, 1994.

    The transportation services operation contracts with carriers for the transportation of freight by rail, truck, ocean or air for shippers. Operating revenues include the carriers' charges for carrying shipments plus commissions and fees. The carriers with whom the Company contracts provide transportation equipment, the charge for
which is included in transportation costs.   As a result, the primary
operating cost in the transportation services operation is for purchased transportation. Net revenues include only the commissions and fees. Truck brokerage operations have higher average net revenues as a percentage of total revenues than intermodal operations; however, the amount of average net revenues per load is lower due to the relatively smaller size of shipments (measured in volume, weight or length of haul). Management expects truck brokerage operations to continue to be the fastest growing part of the Company's transportation services operations.

    Selling, general and administrative expenses include the percentage of the net revenues paid to agencies as consideration for providing sales and marketing, arranging for movement of loads, entering billing and accounts payable information on loads and maintaining customer relations, as well as other operating expenses. The logistics management and dedicated trucking operations incur a greater portion of their costs in equipment rents, salaries and related costs, and selling, general and administrative costs than do the Company's transportation services operation. Lease payments for tractors, trailers and domestic containers are included in equipment rents.

    The following table sets forth the percentage relationship of the Company's revenues and expense items to operating revenues for the periods indicated:

                                                   Three Months
                                                1994         1995
    Operating revenues                          100.0%      100.0%
    Transportation costs                         87.0        85.1
                                              -------      ------
    Net revenues                                 13.0        14.9

    Operating expenses:
       Salaries, wages and related costs          3.3         3.7
       Selling, general and administrative        7.6         8.3
       Equipment rents                             .8         1.3
       Depreciation and amortization               .3          .2
                                              -------      -------
       Total operating expenses                  12.0        13.5
                                              -------      -------
    Operating income                              1.0         1.4
    Interest and other expense, net                .1          .1
                                              -------      ------
    Income before income taxes                     .9         1.3
    Provision for income taxes                     .4          .6
                                              -------      ------
    Net Income                                     .5          .7
                                              =======      ======

    Operating Revenues - The increase in total operating revenues is summarized in the following table:

                                                      Qtr 1 1995
                                                          vs.
                                                      Qtr 1 1994
                                                      -----------
                                                    (in thousands)
    Increase (decrease) from:
       Loads arranged                                    $ 7,738
       Revenues per load arranged                           (585)
       Logistics management                                5,661
       Dedicated trucking                                  2,577
       Temperature-controlled                             (3,031)
                                                         -------
       Total increase                                    $12,360

    The 19% increase in the number of loads arranged resulted from the expansion of services to existing and new customers, an increase in the sales force and the increase in logistics management operations. The active sales force, including agents, was 192 as of the end of the first quarter of 1994 and 249 as of the end of the first quarter of 1995. Average revenues per load arranged decreased by 1% for the quarter from the corresponding period of 1994 as the greatest increase in business was generated in truck brokerage, which produces lower
average revenues per load than intermodal operations.   The Company
has continued to increase its dedicated trucking and other logistics management operations which had combined operating revenues of $14.4 million in the first quarter of 1994 compared to $22.6 million in the first quarter of 1995. The decrease in temperature-controlled revenues resulted from management's decision during the fourth quarter of 1994 to reduce temperature-controlled operations to service only a core group of customers.

    Transportation Costs - The increase in purchased transportation expense was the result of the following factors:

                                                        Qtr 1 1995
                                                            vs.
                                                        Qtr 1 1994
                                                        ----------
                                                      (in thousands)
    Increase (decrease) from:
       Loads arranged                                     $ 6,895
       Costs per load arranged                             (2,081)
       Logistics management                                 5,553
       Dedicated trucking                                     641
       Temperature-controlled                              (2,166)
                                                          -------
       Total increase                                     $ 8,842




    Average transportation costs per load decreased 3% due to increased volume incentives from carriers, the growth in truck brokerage operations (which have lower transportation costs per load than intermodal services) as a percentage of total transportation services and favorable rates on purchased transportation resulting from excess transportation equipment capacity.

    Net Revenues - The increase in net revenues is summarized in the following table:

                                                        Qtr 1 1995
                                                            vs.
                                                        Qtr 1 1994
                                                        ----------
                                                      (in thousands)
    Increase from:
       Loads arranged                                      $   843
       Net revenues per load arranged                        1,496
       Logistics management                                    108
       Dedicated trucking                                    1,935
       Temperature-controlled                                 (864)
                                                            ------
       Total increase                                       $3,518

    The increase in net revenues of 29% for the quarter was principally the result of increased net revenues per load arranged, increased volume of loads arranged and increased dedicated trucking operations. Net revenues per load arranged increased from the first quarter of 1994 primarily due to the decrease in transportation costs per load discussed above. Net revenues from dedicated trucking operations increased substantially because a greater proportion of their operating costs are included in salaries, wages and related costs and selling, general and administrative expenses.

    Salaries, Wages and Related Costs - The 25% increase in this expense for the first quarter of 1995 was a result of the following:

                                                        Qtr 1 1995
                                                            vs.
                                                        Qtr 1 1994
                                                        ----------
                                                      (in thousands)
    Increase (decrease) from:
       Transportation services and administration            $ 367
       Logistics management and dedicated trucking             684
       Temperature-controlled                                 (270)
                                                             -----
       Total increase                                        $ 781


    The increase in salaries and wages was primarily due to the addition of driver wages for the Company's dedicated trucking operations, the increase in logistics management operations, salary increases to existing employees and the addition of administrative and operations personnel to handle continued growth in the number of loads
arranged.   This increase, as well as the increase in selling, general and administrative expenses discussed below, exceeds the percentage increase in operating revenues due to growth in the dedicated trucking and logistics management operations. In addition, these operations include new projects which have relatively higher fixed costs compared to operating revenues in their initial stages. While management expects logistics management and dedicated trucking to continue to grow and, consequently, these expenses to increase as a percentage of operating revenues, the impact on operating results should be offset by the increase in net revenues as a percentage of operating revenues.

    Selling, General and Administrative Expenses - The increase in these expenses is summarized below:

                                                        Qtr 1 1995
                                                            vs.
                                                        Qtr 1 1994
                                                        ----------
                                                      (in thousands)
    Increase (decrease) from:
       Transportation services and administration         $1,631
       Logistics management and dedicated trucking           419
       Fuel, maintenance and other equipment costs
         for temperature-controlled                         (372)
                                                          ------
       Total increase                                     $1,678

    Selling, general and administrative expenses increased 24% in the first quarter of 1995. Transportation services and administration increased primarily due to commissions paid to agency operating offices and the sales force, which are based on a percentage of net revenues. Dedicated trucking operations also increased due to the addition of several large projects subsequent to the first quarter of 1994.

    Equipment Rents - The 71% increase in this expense is due to the leasing of additional tractors and trailers for use in dedicated trucking as well as the leasing of additional intermodal containers.

    Net income - Net income increased from $461,611, or .5% of operating revenues, in the first quarter of 1994 to $779,712, or .7% of operating revenues, in the first quarter of 1995. Fully-diluted earnings per share increased $0.07 from $0.09 in the first quarter of 1994 to $0.16 in the first quarter of 1995.

Liquidity and Capital Resources

    The Company's working capital needs have been met through bank lines of credit and cash flow provided from operations. Mark VII maintains a $20 million line of credit. This line bears interest at 1/2% over the bank's prime rate and expires in July 1997. The line is secured by accounts receivable and other assets of Mark VII and is guaranteed by the Company.

    At April 1, 1995, the available line of credit was $7.5 million and letters of credit totaling $3.2 million had been issued on Mark VII's behalf to secure the insurance deductibles and purchases of operating services.

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

    The Company remains contingently liable for certain potential claims which may arise in connection with its former truckload operations.

    At April 1, 1995, the Company had a ratio of current assets to current liabilities of approximately 1.33 to 1. Management believes that the Company will have sufficient cash flow from operations and borrowing capacity to cover its operating needs and capital requirements for at least the next two years.

Other Information

    In the transportation industry generally, results of operations show a seasonal pattern, as customers reduce shipments during and after the winter holiday season. In recent years, the Company's operating income and earnings have been higher in the second and third quarters than in the first and fourth quarters.

MARK VII, INC. AND SUBSIDIARIES

Part II.  OTHER INFORMATION.

Item 1.   Legal Proceedings.                         NONE

Item 2.   Changes in Securities.                     NONE

Item 3.   Defaults Upon Senior Securities.           NONE

Item 4.   Submission of Matters to a Vote
           of Security Holders.                      NONE

Item 5.   Other Information.                         NONE

Item 6.   Exhibits and Reports on Form 8-K.

          (a)        Exhibits

          Exhibit No.                 Description
             27                 Financial Data Schedule

          (b) Reports on Form 8-K.                   NONE

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Mark VII, Inc.
                            (Registrant)


    May 8, 1995                    /s/ J. Michael Head
    -----------      ----------------------------------------------
      (Date)         J. Michael Head, Executive VicePresident,
                      Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)

                            EXHIBIT INDEX




          Exhibit No.            Description

             27             Financial Data Schedule