Form 10-Q
period 1995-07-01
MARK VII INC
filed 1995-08-15
CIK 795425

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended July 1, 1995

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from             to
                                       -----------    ----------

                          Commission File No. 0-14810

                                 MARK VII, INC.
             ------------------------------------------------------

             (Exact name of Registrant as specified in its charter)

            Missouri                                          43-1074964
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

10100 N.W. Executive Hills Boulevard, Suite 200
Kansas City, Missouri                                           64153
-----------------------------------------------           -------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (816) 891-0500


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes ( X )    No (   )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding at August 11, 1995
----------------------------                ------------------------------

Common stock, $.10 par value                       4,888,161  Shares

                        MARK VII, INC. AND SUBSIDIARIES
                Form 10-Q -- For the Quarter Ended July 1, 1995


                                     INDEX

                                                                                                            Page
Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            a)   Consolidated Statements of Income--Three Months Ended
                 July 1, 1995 and July 2, 1994                                                               3

            b)   Consolidated Statements of Income--Six Months Ended
                 July 1, 1995 and July 2, 1994                                                               4

            c)   Consolidated Balance Sheets--July 1, 1995 and
                 December 31, 1994                                                                           5

            d)   Consolidated Statements of Cash Flows for the Six Months
                 Ended July 1, 1995 and July 2, 1994                                                         6

            e)   Notes to Consolidated Financial Statements                                                  7

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                                        9

Part II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                                               12

Item 2.     Changes in Securities                                                                           12

Item 3.     Defaults Upon Senior Securities                                                                 12

Item 4.     Submission of Matters to a Vote of Security Holders                                             12

Item 5.     Other Information                                                                               12

Item 6.     Exhibits and Reports on Form 8-K                                                                12

            Signature                                                                                       14

Part I.     FINANCIAL INFORMATION.

Item 1.     Financial Statements.

                        MARK VII, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                   ($ in thousands, except per share amounts)
                                  (Unaudited)

                                                             For the Three Months Ended
                                                             --------------------------
                                                           July 1, 1995      July 2, 1994
                                                           ------------      ------------
OPERATING REVENUES                                           $ 112,031        $  109,712

TRANSPORTATION COSTS                                            94,956            95,112
                                                             ---------        ----------

NET REVENUES                                                    17,075            14,600

OPERATING EXPENSES:
    Salaries and related costs                                   4,011             3,261
    Selling, general and administrative                          9,056             8,049
    Equipment rents                                              1,210               962
    Depreciation and amortization                                  302               279
                                                             ---------        ----------
       Total Operating Expenses                                 14,579            12,551
                                                             ---------        ----------

OPERATING INCOME                                                 2,496             2,049

INTEREST AND OTHER EXPENSE, NET                                    206               114
                                                             ---------        ----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES            2,290             1,935

PROVISION FOR INCOME TAXES                                         930               798
                                                             ---------        ----------
INCOME FROM CONTINUING OPERATIONS                                1,360             1,137

LOSS ON DISCONTINUED OPERATIONS, LESS INCOME TAX
    BENEFIT OF $1,054                                             --              (1,286)
                                                             ---------        ----------

NET INCOME (LOSS)                                            $   1,360        $     (149)
                                                             =========        ==========

EARNINGS (LOSS) PER SHARE:
    Income from continuing operations                        $     .27        $      .23
    Loss on discontinued operations                               --                (.26)
                                                             ---------        ----------
    Net income (loss)                                        $     .27        $     (.03)
                                                             =========        ==========

AVERAGE COMMON SHARES AND EQUIVALENTS OUTSTANDING                5,010             4,959

               See "Notes to Consolidated Financial Statements."

                        MARK VII, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                   ($ in thousands, except per share amounts)
                                  (Unaudited)

                                                             For the Six Months Ended
                                                             ------------------------
                                                           July 1, 1995     July 2, 1994
                                                           ------------     ------------
OPERATING REVENUES                                           $217,488        $ 202,808

TRANSPORTATION COSTS                                          184,747          176,061
                                                             --------        ---------

NET REVENUES                                                   32,741           26,747

OPERATING EXPENSES:
    Salaries and related costs                                  7,914            6,382
    Selling, general and administrative                        17,787           15,102
    Equipment rents                                             2,540            1,740
    Depreciation and amortization                                 563              549
                                                             --------        ---------
       Total Operating Expenses                                28,804           23,773
                                                             --------        ---------

OPERATING INCOME                                                3,937            2,974

INTEREST AND OTHER EXPENSE, NET                                   311              222
                                                             --------        ---------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES           3,626            2,752

PROVISION FOR INCOME TAXES                                      1,486            1,153
                                                             --------        ---------
INCOME FROM CONTINUING OPERATIONS                               2,140            1,599

LOSS ON DISCONTINUED OPERATIONS, LESS INCOME TAX
    BENEFIT OF $1,054                                            --             (1,286)
                                                             --------        ---------

NET INCOME                                                   $  2,140        $     313
                                                             ========        =========

EARNINGS (LOSS) PER SHARE:
    Income from continuing operations                        $    .43        $     .32
    Loss on discontinued operations                              --               (.26)
                                                             --------        ---------
    Net income                                               $    .43        $     .06
                                                             ========        =========

AVERAGE COMMON SHARES AND EQUIVALENTS OUTSTANDING               4,961            4,959

DIVIDENDS PAID                                                   --               --

               See "Notes to Consolidated Financial Statements."

                        MARK VII, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                ($ in thousands)

                                                                                 July 1,     December 31,
                                                                                  1995           1994
                                               Assets                         -----------    ------------
                                               ------                         (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                  $   2,408      $   1,246
    Accounts receivable, net of allowance                                         46,720         51,188
    Notes and other receivables, net of allowance                                  4,958          5,748
    Deferred income taxes                                                          1,025          1,732
    Other current assets                                                             610            643
                                                                               ---------      ---------
       Total current assets                                                       55,721         60,557

DEFERRED INCOME TAXES                                                                771          1,110

NET PROPERTY AND EQUIPMENT                                                         4,580          5,078

INTANGIBLES AND OTHER ASSETS                                                       3,200          3,651

PROPERTY HELD FOR SALE OR LEASE                                                    3,330          3,330
                                                                               ---------      ---------
                                                                               $  67,602      $  73,726
                                                                               =========      =========

                 Liabilities and Shareholders' Investment
                 ----------------------------------------
CURRENT LIABILITIES:
    Accrued transportation expenses                                            $  34,532      $  33,646
    Accrued income taxes                                                            --              471
    Other current and accrued liabilities                                          3,597          2,966
    Borrowings under line of credit                                                 --            8,546
    Net current liabilities of discontinued operations                             1,340          2,708
                                                                               ---------      ---------
       Total current liabilities                                                  39,469         48,337

LONG-TERM OBLIGATIONS                                                              1,748          1,916

CONTINGENCIES AND COMMITMENTS (Notes 2 and 3)

SHAREHOLDERS' INVESTMENT:
    Common stock, $.10 par value, authorized 10,000,000 shares, issued
       and outstanding 4,888,161 shares and 4,781,234 shares, respectively           489            478
    Paid-in capital                                                               27,530         26,769
    Retained deficit                                                              (1,634)        (3,774)
                                                                               ---------      ---------
       Total shareholders' investment                                             26,385         23,473
                                                                               ---------      ---------
                                                                               $  67,602      $  73,726
                                                                               =========      =========

               See "Notes to Consolidated Financial Statements."

                        MARK VII, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                               For the Six Months Ended
                                                              --------------------------
                                                              July 1, 1995  July 2, 1994
                                                              ------------  ------------
OPERATING ACTIVITIES:
    Net income                                                  $  2,140      $   313
    ADJUSTMENTS TO RECONCILE NET INCOME TO NET
       CASH PROVIDED BY OPERATING ACTIVITIES:
       Loss on discontinued operations                              --          1,286
       Depreciation and amortization                                 563          549
       Amortization of intangibles                                   166          109
       Provision for doubtful accounts and notes receivable          419          387
       Non-current deferred income taxes                             339          607
       CHANGES IN CERTAIN WORKING CAPITAL ITEMS:
          Accounts receivable                                      4,048       (9,694)
          Accrued transportation                                     886        7,433
          Accrued income taxes                                       237         (631)
          Other working capital items                              1,748         (638)
                                                                --------      -------
       Net cash provided by (used for) operating activities       10,546         (279)
                                                                --------      -------
INVESTING ACTIVITIES:
    Additions to property and equipment                             (168)        (585)
    Net investment in discontinued operation                      (1,264)       1,475
                                                                --------      -------
    Net cash provided by (used for) investing activities          (1,432)         890
                                                                --------      -------
FINANCING ACTIVITIES:
    Net borrowings (repayments) under line of credit              (8,546)         498
    Proceeds received from exercise of stock options                 772         --
    Repayments of long-term obligations                             (178)        (125)
    Other                                                           --            (73)
                                                                --------      -------
    Net cash provided by (used for) financing activities          (7,952)         300
                                                                --------      -------
       Net increase in cash and cash equivalents                   1,162          911

    Cash and cash equivalents:
       Beginning of period                                         1,246          291
                                                                --------      -------
       End of period                                            $  2,408      $ 1,202
                                                                ========      =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest                                                 $    275      $   140
       Income taxes                                                  915          654

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
    Direct financing under capital lease obligations            $   --        $ 1,292

               See "Notes to Consolidated Financial Statements."

                        MARK VII, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

(1)      GENERAL:

         The consolidated financial statements include Mark VII, Inc. and its wholly owned subsidiaries, collectively referred to herein as "the Company". The principal operations of the Company are conducted by its transportation services subsidiary, Mark VII Transportation Company, Inc. ("Mark VII"). As a result of the sale of substantially all of the assets of the Company's truckload subsidiaries completed on October 3, 1994 (the "Asset Sale"), the operations of MNX Carriers, Inc. ("Carriers") and its subsidiaries (Missouri-Nebraska Express, Inc. ("Mo-Neb"), MNX Trucking, Inc. and MNX Transport, Inc.) are reported as a discontinued operation in these consolidated financial statements.

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

         The results for the three and six months ended July 1, 1995 are not necessarily indicative of the results for the entire year 1995.

(2)      CREDIT FACILITY:

         The Company has a $20 million line of credit. This line bears interest at 1/2% over the bank's prime rate and expires on July 31, 1997. The line is secured by accounts receivable and other assets of Mark VII and is guaranteed by the Company. The available line of credit at July 1, 1995 was $14,823,000. Letters of credit totaling $5,177,000 have been issued to secure insurance deductibles and purchases of operating assets. The line of credit has no restrictions on intercompany advances among the Company's subsidiaries.

         The following is a summary of data on the line of credit:


                                                                 Second Quarter                     Six Months
                                                             ----------------------           ----------------------
                                                              1995            1994             1995            1994
                                                             ------         -------           ------         -------
            Balance outstanding at end of period             $  --          $11,575           $  --          $11,575
            Average amount outstanding                        1,568           6,707            3,103           6,720
            Maximum monthend balance outstanding              2,558          11,575            9,310          12,836
            Interest rate at end of period                    9.50%           7.75%            9.50%           7.75%
            Weighted average interest rate                    9.50%           7.44%            9.35%           6.98%

         The line of credit requires that the Company earn annual consolidated income from continuing operations of $2 million and maintain minimum consolidated tangible net worth of $19 million in 1995, $21 million in 1996 and $23 million thereafter and obtain approval from the lender prior to paying dividends.

(3)      JOINT VENTURE:

         The Company has guaranteed $1 million of a $5 million line of credit to provide working capital for ERX Logistics ("ERX"). ERX is a partnership formed by Mark VII and a warehousing and distribution company to provide contract management services for a number of regional distribution centers for one of the Company's largest customers. The line is secured by accounts receivable of ERX. Borrowings under this line have averaged $987,000 in the six months ended July 1, 1995. The maximum monthend borrowing was $2,188,000. The outstanding borrowing at July 1, 1995 was $2,188,000.

(4)      RELATED PARTY TRANSACTIONS:

         Prior to the Asset Sale, the Company and Carriers routinely engaged in intercompany transactions as Carriers hauled freight for Mark VII's customers and as Mark VII brokered shipments for Carriers' customers. Transportation costs on Mark VII's shipments hauled by Carriers for the second quarter and six months ended July 2, 1994 were $1,940,000 and $4,221,000, respectively. The Company's operating revenues on Carriers' shipments brokered to Mark VII were $48,000 and $106,000 for the second quarter and six months ended July 2, 1994, respectively.

MARK VII, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Three and six months ended July 1, 1995 vs. three and six months ended July 2, 1994.

        The following table sets forth the percentage relationship of the Company's revenues and expense items to operating revenues for the periods indicated:

                                                            Second Quarter                    Six Months
                                                        ----------------------          ----------------------
                                                         1995            1994            1995            1994
                                                        ------          ------          ------          ------
         Operating revenues                             100.0%          100.0%          100.0%          100.0%
         Transportation costs                            84.8            86.7            84.9            86.8
                                                        -----           -----           -----           -----
         Net revenues                                    15.2            13.3            15.1            13.2

         Operating expenses:
             Salaries and related costs                   3.5             3.0             3.6             3.1
             Selling, general and administrative          8.1             7.3             8.2             7.4
             Equipment rents                              1.1              .9             1.2              .9
             Depreciation and amortization                 .3              .2              .3              .3
                                                        -----           -----           -----           -----
                  Total operating expenses               13.0            11.4            13.3            11.7
                                                        -----           -----           -----           -----
         Operating income                                 2.2             1.9             1.8             1.5

         Interest and other expense, net                   .2              .1              .1              .1
                                                        -----           -----           -----           -----
         Income from continuing operations before
             income taxes                                 2.0%            1.8%            1.7%            1.4%
                                                        =====           =====           =====           =====

        General. The transportation services operation contracts with carriers for the transportation of freight by rail, truck, ocean or air for shippers. Operating revenues include the carriers' charges for carrying shipments plus commissions and fees. The carriers with whom the Company contracts provide transportation equipment, the charge for which is included in transportation costs. As a result, the primary operating cost in the transportation services operation is for purchased transportation. Net revenues include only the commissions and fees.

        Selling, general and administrative expenses include the percentage of the net revenues paid to agencies as consideration for providing sales and marketing, arranging for movement of shipments, entering billing and accounts payable information on shipments and maintaining customer relations, as well as other operating expenses. The logistics management and dedicated trucking operations incur a greater portion of their costs in equipment rents, salaries and related costs, and selling, general and administrative costs than do the Company's transportation services operation. Lease payments for tractors, trailers and domestic containers are included in equipment rents.

        Revenues. The total number of shipments for the quarter increased 13% to 105,000 in 1995 versus 93,000 for the same period of 1994. Year-to-date, the number of shipments was 198,000, up 16% from the 171,000 shipments for the same period in 1994. This increase in the number of shipments resulted from the expansion of services to existing and new customers, an increase in the sales force and an increase in the logistics management and dedicated trucking operations. The Company's logistics management and dedicated trucking operations have increased 34% and 54% for the quarter and year-to-date periods, respectively, compared to the same periods of 1994.

        Although there has been a softness in the transportation market place since early 1995, the Company has been able to maintain volume and margin growth. While operating revenues have increased 2.1% for the quarter and 7.2% for the year-to-date period, transportation costs have decreased similarly as a percentage of revenue, resulting in net revenue growth of 17% for the quarter and 22% for the year-to-date period. During this period of slow economic growth, the Company has been able to purchase transportation at reduced costs, resulting in both lower operating revenues and lower transportation costs. Consequently, net revenues were not significantly impacted by the economy during the first half of the year as the Company was able to increase the number of shipments arranged. Net revenues were impacted, however, by the significant increase in logistics management and dedicated trucking operations discussed above, as a greater portion of their costs are included in equipment rents, salaries and related costs, and selling, general and administrative costs compared to the Company's transportation services operations.

        Operating revenues from the Company's temperature-controlled operations declined $4.3 million and $7.3 million for the quarter and year-to-date periods, respectively, compared to 1994. Net revenues from these operations declined $0.2 million and $1.1 million for the quarter and year-to-date periods. These decreases resulted from management's decision during the fourth quarter of 1994 to reduce temperature-controlled operations to service only a core group of customers.

        Salaries and Related Costs. Salaries and related costs increased 23% and 24% in the second quarter and year-to-date period, respectively, compared to 1994. This was primarily due to the addition of driver wages for the Company's dedicated trucking operations, the increase in logistics management operations, salary increases to existing employees and the addition of administrative and operations personnel to handle continued growth in the number of shipments arranged. This increase, as well as the increase in selling, general and administrative expenses discussed below, exceeds the percentage increase in operating revenues due to growth in the dedicated trucking and logistics management operations. In addition, these operations include new projects which have relatively higher fixed costs compared to operating revenues in their initial stages. While management expects logistics management and dedicated trucking to continue to grow and, consequently, these expenses to increase as a percentage of operating revenues, the impact on operating results should be offset by the increase in net revenues as a percentage of operating revenues.

        Selling, General and Administrative. Selling, general and administrative expenses increased 13% and 18% in the second quarter and year-to-date period, respectively. This increase was primarily due to commissions paid to agency operating offices and the sales force, which are based on a percentage of net revenues, as well as the addition of several large dedicated trucking projects.

        Equipment Rents. The 26% and 46% increase in this expense for the quarter and year-to-date periods, respectively, is due to the leasing of additional tractors and trailers for use in dedicated trucking as well as the leasing of additional intermodal containers.

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

         At July 1, 1995, the available line of credit was $14.8 million and letters of credit totaling $5.2 million had been issued on Mark VII's behalf to secure insurance deductibles and purchases of operating services. The line of credit has no restrictions on intercompany advances among the Company's subsidiaries. Among other restrictions, the terms of the line of credit require that the Company earn $2 million in consolidated income from continuing operations annually, maintain consolidated tangible net worth of $19 million in 1995, $21 million in 1996 and $23 million thereafter and obtain approval of the lender before paying dividends.

        The Company remains contingently liable for certain potential claims which may arise in connection with its former truckload operations.

        At July 1, 1995, the Company had a ratio of current assets to current liabilities of approximately 1.41 to 1. Management believes that the Company will have sufficient cash flow from operations and borrowing capacity to cover its operating needs and capital requirements for at least the next two years.

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

Item 1.     Legal Proceedings.                                           NONE

Item 2.     Changes in Securities.                                       NONE

Item 3.     Defaults Upon Senior Securities.                             NONE

Item 4.     Submission of Matters to a Vote of Security Holders.

(a)         The Annual Meeting of Shareholders of the Company was held on May
            17, 1995.

(b)         Not Applicable

(c)         1. Election of Directors.  All nominees for director were elected pursuant to the following vote:

            Name of Nominee                       Votes in favor                   Withheld
            ---------------                       --------------                   --------
            R. C. Matney                            4,070,631                        7,121
            J. Michael Head                         4,075,014                        2,738
            Roger M. Crouch                         4,055,623                       22,129
            James T. Graves                         4,063,981                       13,771
            David H. Wedaman                        4,039,104                       38,648
            Douglas Wm. List                        4,075,289                        2,463
            William E. Greenwood                    4,075,439                        2,313
            Dr. Jay U. Sterling                     4,075,589                        2,163

            2. Approval of the adoption of the Mark VII, Inc. 1995 Omnibus
               Stock Incentive Plan and the reservation of 600,000 shares of common stock for issuance thereunder: 2,327,512 votes in favor; 953,158 votes against; 1,078,540 broker non-votes; and 15,367 shares abstained from voting.

Item 5.     Other Information.

            On July 19, 1995, the Company elected a new outside director, Thomas
            J. Fitzgerald.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)     Exhibits

            Exhibit No.                     Description
            -----------                     -----------

               10.1 The Mark VII, Inc. 1995 Omnibus Stock Incentive Plan (incorporated by reference to Annex A to the Registrant's 1995 Annual Meeting Proxy statement filed with the SEC on April 21, 1995)

               27             Financial Data Schedule (SEC use only)

            (b)  Reports on Form 8-K.

                         The Registrant filed a current report on Form 8-K,
                 dated May 9, 1995, reporting under Item 5 - Other Events the filing of a registration statement in connection with the underwritten secondary offering of shares of common stock held by Roger M. Crouch, a former director of the Registrant, and certain relatives of Mr. Crouch and related entities . Under
                 Item 7 - Financial

                 Statements and Exhibits, the Registrant filed the following: a press release dated May 9, 1995 announcing the offering; Employment and Noncompete Agreement between Roger M. Crouch and the Registrant dated as of December 23, 1992; Employment and Noncompete Agreement between R.C. Matney and the Registrant dated as of April 1, 1992; Revised Addendum to Employment and Noncompete Agreement between R.C. Matney and the Registrant dated as of July 1, 1994; Employment and Noncompete Agreement between J. Michael Head and the Registrant dated as of August 1, 1992; Addendum to Employment and Noncompete Agreement between J. Michael Head and the Registrant dated as of February 1, 1995; Employment and Noncompete Agreement between David H. Wedaman and the Registrant dated as of January 1, 1992; Employment and Noncompete Agreement between Robert E. Liss and Jupiter Transportation, Inc., an indirect wholly owned subsidiary of the Registrant dated as of July 1, 1994; Employment and Noncompete Agreement between James T. Graves and the Registrant dated as of August 1, 1992.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Mark VII, Inc.
                                  (Registrant)



August 15, 1995                   /s/ J. Michael Head
---------------                   ---------------------------------------------
    (Date)                        J. Michael Head, Executive Vice President,
                                  Chief Financial Officer, Treasurer (Principal
                                  Financial and Accounting Officer)

                                 EXHIBIT INDEX




           Exhibit No.             Description
           -----------             -----------

               27          Financial Data Schedule (SEC use only)