Form 10-Q
period 1995-09-30
MARK VII INC
filed 1995-11-13
CIK 795425

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                     ----------------------------------
                           Washington, D.C. 20549



                                  FORM 10-Q


    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1995

    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

          For the transition period from            to
                                         -----------  ----------

                         Commission File No. 0-14810



                               MARK VII, INC.
                               --------------
            (Exact name of Registrant as specified in its charter)


                Missouri                                   43-1074964
    -------------------------------                    -------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     Identification No.)

    965 Ridge Lake Boulevard, Suite 103
    Memphis, Tennessee                                        38120
    ----------------------------------------              ---------------
    (Address of principal executive offices)                (Zip Code)

    Registrant's telephone number, including area code:     (901) 767-4455

    10100 N.W. Executive Hills Boulevard, Suite 200, Kansas City, Missouri
    ----------------------------------------------------------------------
                               (Former address)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
    such filing requirements for the past 90 days.   Yes ( X )     No (   )

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding at November 9, 1995
    ----------------------------              -------------------------------
    Common stock, $.10 par value                      4,862,261 Shares

                       MARK VII, INC. AND SUBSIDIARIES
            Form 10-Q -- For the Quarter Ended September 30, 1995


                                    INDEX

                                                                                                        Page
Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           a)    Consolidated Statements of Income--Three Months Ended
                 September 30, 1995 and October 1, 1994                                                  3

           b)    Consolidated Statements of Income--Nine Months Ended
                 September 30, 1995 and October 1, 1994                                                  4

           c)    Consolidated Balance Sheets--September 30, 1995 and
                 December 31, 1994                                                                       5

           d)    Consolidated Statements of Cash Flows for the Nine Months
                 Ended September 30, 1995 and October 1, 1994                                            6

           e)    Notes to Consolidated Financial Statements                                              7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                                     9

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                            12

Item 2.    Changes in Securities                                                                        12

Item 3.    Defaults Upon Senior Securities                                                              12

Item 4.    Submission of Matters to a Vote of Security Holders                                          12

Item 5.    Other Information                                                                            12

Item 6.    Exhibits and Reports on Form 8-K                                                             12

           Signature                                                                                    13

Part I.    FINANCIAL INFORMATION.
Item 1.    Financial Statements.

                       MARK VII, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                 (Unaudited)

                                                                             FOR THE THREE MONTHS ENDED
                                                                         ----------------------------------
                                                                         SEPT. 30, 1995        OCT. 1, 1994
                                                                         --------------        ------------
OPERATING REVENUES                                                             $114,852           $111,386
TRANSPORTATION COSTS                                                             97,582             95,520
                                                                               --------           --------
NET REVENUES                                                                     17,270             15,866


OPERATING EXPENSES:
   Salaries and related costs                                                     4,111              3,436
   Selling, general and administrative                                            9,054              8,703
   Equipment rents                                                                1,368                983
   Depreciation and amortization                                                    277                453
                                                                               --------           --------
      Total Operating Expenses                                                   14,810             13,575
                                                                               --------           --------

OPERATING INCOME                                                                  2,460              2,291

INTEREST AND OTHER EXPENSE, NET                                                     103                155
                                                                               --------           --------

INCOME BEFORE PROVISION FOR INCOME TAXES                                          2,357              2,136

PROVISION FOR INCOME TAXES                                                          979                879
                                                                               --------           --------

NET INCOME                                                                     $  1,378           $  1,257
                                                                               ========           ========

EARNINGS PER SHARE
                                                                               $    .27           $    .26
                                                                               ========           ========

AVERAGE COMMON SHARES AND EQUIVALENTS OUTSTANDING                                 5,071              4,910
                                                                               ========           ========





              See "Notes to Consolidated Financial Statements."

                       MARK VII, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                 (Unaudited)

                                                                               FOR THE NINE MONTHS ENDED
                                                                            ------------------------------
                                                                            SEPT. 30, 1995    OCT. 1, 1994
                                                                            --------------    ------------
OPERATING REVENUES                                                               $332,340        $314,193
TRANSPORTATION COSTS                                                              282,329         271,579
                                                                                 --------        --------
NET REVENUES                                                                       50,011          42,614

OPERATING EXPENSES:
   Salaries and related costs                                                      12,025           9,818
   Selling, general and administrative                                             26,841          23,800
   Equipment rents                                                                  3,908           2,729
   Depreciation and amortization                                                      840           1,002
                                                                                 --------        --------
      Total Operating Expenses                                                     43,614          37,349
                                                                                 --------        --------

OPERATING INCOME                                                                    6,397           5,265

INTEREST AND OTHER EXPENSE, NET                                                       414             377
                                                                                 --------        --------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                               5,983           4,888

PROVISION FOR INCOME TAXES                                                          2,465           2,032
                                                                                 --------        --------

INCOME FROM CONTINUING OPERATIONS                                                   3,518           2,856

LOSS ON DISCONTINUED OPERATIONS, LESS INCOME TAX
   BENEFIT OF $1,054,000                                                             -             (1,286)
                                                                                 --------        --------

NET INCOME                                                                       $  3,518        $  1,570
                                                                                 ========        ========

EARNINGS (LOSS) PER SHARE:

   Income from continuing operations                                             $    .71        $    .58
   Loss on discontinued operations                                                   -               (.26)
                                                                                 --------        --------
      Net income                                                                 $    .71        $    .32
                                                                                 ========        ========

AVERAGE COMMON SHARES AND EQUIVALENTS OUTSTANDING                                   4,975           4,908
                                                                                 ========        ========

DIVIDENDS PAID                                                                       -               -



              See "Notes to Consolidated Financial Statements."

                       MARK VII, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                           SEPT. 30, 1995     DEC. 31, 1994
                                                                           --------------     -------------
                                ASSETS                                       (Unaudited)
                                ------
CURRENT ASSETS:
   Cash and cash equivalents                                                     $   165           $ 1,246
   Accounts receivable, net of allowance                                          49,247            51,188
   Notes and other receivables, net of allowance                                   6,595             5,748
   Current deferred income taxes                                                     497             1,732
   Other current assets                                                              980               643
                                                                                 -------           -------
      Total current assets                                                        57,484            60,557
                                                                                 -------           -------

DEFERRED INCOME TAXES                                                                771             1,110
                                                                                 -------           -------
NET PROPERTY AND EQUIPMENT                                                         4,367             5,078
                                                                                 -------           -------
INTANGIBLES AND OTHER ASSETS                                                       4,508             3,651
                                                                                 -------           -------
PROPERTY HELD FOR SALE                                                             3,330             3,330
                                                                                 -------           -------
                                                                                 $70,460           $73,726
                                                                                 =======           =======

                 LIABILITIES AND SHAREHOLDERS' INVESTMENT
                 ----------------------------------------
CURRENT LIABILITIES:
   Accrued transportation expenses                                               $36,604           $33,646
   Accrued income taxes                                                             -                  471
   Other current and accrued liabilities                                           4,048             2,966
   Borrowings under line of credit                                                  -                8,546
   Net current liabilities of discontinued operations                              1,311             2,708
                                                                                 -------           -------
      Total current liabilities                                                   41,963            48,337
                                                                                 -------           -------

LONG-TERM OBLIGATIONS                                                                728             1,916
                                                                                 -------           -------

CONTINGENCIES AND COMMITMENTS (Notes 2 and 4)

SHAREHOLDERS' INVESTMENT:
   Common stock, $.10 par value, authorized 10,000,000
      shares, issued and outstanding 4,888,461 shares and
      4,781,234 shares, respectively                                                 489               478
   Paid-in capital                                                                27,536            26,769
   Retained deficit                                                                 (256)           (3,774)
                                                                                 -------           -------
Total shareholders' investment                                                    27,769            23,473
                                                                                 -------           -------
                                                                                 $70,460           $73,726
                                                                                 =======           =======




              See "Notes to Consolidated Financial Statements."

                       MARK VII, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)

                                                                              FOR THE NINE MONTHS ENDED
                                                                          --------------------------------
                                                                          SEPT. 30, 1995      OCT. 1, 1994
                                                                          --------------      ------------
OPERATING ACTIVITIES:
  Net income                                                                    $ 3,518          $  1,570
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
    CASH PROVIDED BY OPERATING ACTIVITIES:
    Loss on discontinued operations                                                -                1,286
    Depreciation and amortization                                                   840             1,002
    Amortization of intangibles                                                     249               163
    Provision for doubtful accounts and notes receivable                            560               408
    Non-current deferred income taxes                                               339                 2
   CHANGES IN OPERATING ASSETS AND LIABILITIES:
    Accounts receivable                                                           1,381           (11,030)
    Accrued transportation                                                        2,958             6,845
    Accrued income taxes                                                            764               508
    Other, net                                                                   (1,010)             (800)
                                                                                -------          --------
  Net cash provided by (used for) operating activities                            9,599               (46)
                                                                                -------          --------

INVESTING ACTIVITIES:
  Additions to property and equipment, net                                         (129)           (1,801)
  Net investment in discontinued operations                                      (1,397)             (371)
                                                                                -------          --------
  Net cash used for investing activities                                         (1,526)           (2,172)
                                                                                -------          --------

FINANCING ACTIVITIES:
  Proceeds received from exercise of stock options                                  778                46
  Net borrowings (repayments) under line of credit                               (8,546)            3,776
  Repayments of long-term obligations                                            (1,386)             (303)
  Other                                                                            -                  (29)
                                                                                -------          --------
  Net cash provided by (used for) financing activities                           (9,154)            3,490
                                                                                -------          --------

   Net increase (decrease)  in cash and cash equivalents                         (1,081)            1,272

  Cash and cash equivalents:
   Beginning of period                                                            1,246               291
                                                                                -------          --------
   End of period                                                                $   165          $  1,563
                                                                                =======          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                    $   309          $    506
    Income taxes                                                                  1,392               747

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  Direct financing under capital lease obligations                              $  -             $  2,416



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

         The results for the three and nine months ended September 30, 1995 are not necessarily indicative of the results for the entire year 1995.

(2)      CREDIT FACILITY:

         The Company has a $20 million line of credit. This line bears interest at 1/2% over the bank's prime rate and expires on July 31, 1997. The line is secured by accounts receivable and other assets of Mark VII and is guaranteed by the Company. The available line of credit at September 30, 1995 was $12.8 million. Letters of credit totaling $7.2 million have been issued to secure insurance deductibles and purchases of operating services. The line of credit has no restrictions on intercompany advances among the Company's subsidiaries.

         The line of credit requires that the Company earn annual consolidated income from continuing operations of $2 million and maintain minimum consolidated tangible net worth of $19 million in 1995, $21 million in 1996 and $23 million thereafter and obtain approval from the lender prior to paying dividends.

         The following is a summary of data on the line of credit:

                                                                         THIRD QUARTER                     NINE MONTHS
                                                                   ------------------------          ------------------------
                                                                   1995                1994          1995                1994
                                                                   ----                ----          ----                ----
                                                                        (in thousands)                    (in thousands)
         Balance outstanding at end of period                      $   -            $14,853          $ -              $14,853
         Average amount outstanding                                    2              5,985           2,069             6,475
         Maximum period end balance outstanding                        -             14,853           9,310            14,853
         Interest rate at end of period                                -               8.25%           -                 8.25%
         Weighted average interest rate                             9.33%              7.95%           9.35%             7.28%

(3)    EARNINGS (LOSS) PER SHARE:

       Earnings per share is computed based on the weighted average number of common and common equivalent shares outstanding during the period. Reported earnings per share amounts include common equivalents relating to dilutive stock options of 183,000 and 154,000 for the third quarter and nine months ended September 30, 1995, respectively, and 131,000 and 145,000 for the third quarter and nine months ended October 1, 1994, respectively.

(4)    JOINT VENTURE:

       The Company has guaranteed $1 million of a $5 million line of credit to provide working capital for ERX Logistics ("ERX"). ERX is a partnership formed by Mark VII and a warehousing and distribution company to provide contract management services for a number of regional distribution centers for one of the Company's largest customers. The line is secured by accounts receivable of ERX. Borrowings under this line have averaged $1,235,000 in the nine months ended September 30, 1995. The maximum monthend borrowing was $2,411,000. The outstanding borrowing at September 30, 1995 was $1,898,000.

(5)    RELATED PARTY TRANSACTIONS:

       Prior to the Asset Sale, the Company and Carriers routinely engaged in intercompany transactions as Carriers hauled freight for Mark VII's customers and as Mark VII brokered loads for Carriers' customers. Transportation costs on Mark VII's loads hauled by Carriers for the third quarter and nine months ended October 1, 1994 were $957,000 and $5,179,000, respectively. The Company's operating revenues on Carriers' loads brokered to Mark VII were $62,000 and $167,000 for the third quarter and nine months ended October 1, 1994, respectively.

MARK VII, INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 1995 vs. three and nine months ended
       October 1, 1994.

       The following table sets forth the percentage relationship of the Company's revenues and expense items to operating revenues for the periods indicated:


                                                         THIRD QUARTER                 NINE MONTHS
                                                      ------------------           ------------------
                                                      1995          1994           1995          1994
                                                      ----          ----           ----          ----
      OPERATING REVENUES                             100.0%        100.0%         100.0%        100.0%
      TRANSPORTATION COSTS                            84.9          85.8           85.0          86.4
                                                     -----         -----          -----         -----
      NET REVENUES                                    15.1          14.2           15.0          13.6


      OPERATING EXPENSES:
           Salaries, wages and related costs           3.6           3.1            3.6           3.1
           Selling, general and administrative         7.9           7.8            8.1           7.6
           Equipment rents                             1.2            .9            1.2            .9
           Depreciation and amortization                .2            .4             .2            .3
                                                     -----         -----          -----         -----
               TOTAL OPERATING EXPENSES               12.9          12.2           13.1          11.9
                                                     -----         -----          -----         -----

      OPERATING INCOME                                 2.2           2.0            1.9           1.7

      INTEREST AND OTHER EXPENSE, NET                   .1            .1             .1            .1
                                                     -----         -----          -----         -----

      INCOME FROM CONTINUING OPERATIONS BEFORE
           INCOME TAXES                                2.1%          1.9%           1.8%          1.6%
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

       Selling, general and administrative expenses include the percentage of the net revenues paid to agencies as consideration for providing sales and marketing, arranging for movement of shipments, entering billing and accounts payable information on shipments and maintaining customer relations, as well as other operating expenses. The logistics management and dedicated trucking operations incur a greater portion of their costs in equipment rents, salaries and related costs, and selling, general and administrative costs than do the Company's transportation services operation. The Company currently has several logistics management projects which are in their initial phases and are producing lower operating income than more mature projects. Management believes this is not a continuing material trend and expects these projects to contribute more to earnings in the future. Lease payments for tractors, trailers and domestic containers are included in equipment rents.

        Revenues. The total number of shipments for the quarter increased 13% to 107,000 in 1995 versus 95,000 for the same period of 1994. Year-to-date, the number of shipments was 305,000, up 15% from the 266,000 shipments for the same period in 1994. This increase in the number of shipments resulted from the expansion of services to existing and new customers.

        Although there has been a softness in the transportation market since early 1995, the Company has been able to maintain volume and margin growth. While operating revenues have increased 3% for the quarter and 6% for the year-to-date period, transportation costs have decreased similarly as a percentage of operating revenue, resulting in net revenue growth of 9% for the quarter and 17% for the year-to-date period. During this period of slow economic growth, the Company has been able to purchase transportation at reduced costs, resulting in both lower operating revenues and lower transportation costs. Consequently, net revenues were not significantly impacted by the economy during the first three quarters of the year. Net revenues were impacted, however, by the significant increase in logistics management and dedicated trucking operations discussed above, as a greater portion of their costs are included in equipment rents, salaries and related costs, and selling, general and administrative costs compared to the Company's transportation services operations.

        Operating revenues from the Company's temperature-controlled freight operations declined $3.4 million and $10.7 million for the quarter and year-to-date periods, respectively, compared to 1994. Net revenues from these operations declined $0.4 million and $1.5 million for the quarter and year-to-date periods. These decreases resulted from management's decision during the fourth quarter of 1994 to reduce temperature-controlled freight operations to service only a core group of customers.

        Salaries and Related Costs. Salaries and related costs increased 20% and 23% in the third quarter and year-to-date period, respectively, compared to 1994. This was primarily due to the addition of driver wages for the Company's dedicated trucking operations, the increase in logistics management operations, salary increases to existing employees and the addition of administrative and operations personnel to handle continued growth in the number of shipments arranged. This increase, as well as the increase in selling, general and administrative expenses discussed below, exceeds the percentage increase in operating revenues due to growth in the dedicated trucking and logistics management operations. While management expects these operations to continue to grow and, consequently, these expenses to increase as a percentage of operating revenues, the impact on operating results in future periods should be offset by the increase in net revenues as a percentage of operating revenues.

       Selling, General and Administrative. Selling, general and administrative expenses increased 4% and 13% in the third quarter and year-to-date period, respectively. This increase was primarily due to commissions paid to agency operating offices and the sales force, which are based on a percentage of net revenues, as well as the addition of several large dedicated trucking projects.

        Equipment Rents. The 39% and 43% increase in this expense for the quarter and year-to-date periods, respectively, is due to the leasing of additional tractors and trailers for use in dedicated trucking.

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

        At September 30, 1995, the available line of credit was $12.8 million and letters of credit totaling $7.2 million had been issued on Mark VII's behalf to secure insurance deductibles and purchases of operating services.
The line of credit has no restrictions on intercompany advances among the Company's subsidiaries. Among other restrictions, the terms of the line of credit require that the Company earn $2 million in consolidated income from continuing operations annually, maintain consolidated tangible net worth of $19 million in 1995, $21 million in 1996 and $23 million thereafter and obtain approval of the lender before paying dividends.

        The Company remains liable for certain potential claims which may arise in connection with its former truckload operations.

        At September 30, 1995, the Company had a ratio of current assets to current liabilities of approximately 1.37 to 1. Management believes that the Company will have sufficient cash flow from operations and borrowing capacity to cover its operating needs and capital requirements for the foreseeable future.

Other Information

        In the transportation industry generally, results of operations show a seasonal pattern as customers reduce shipments during and after the winter holiday season. In recent years, the Company's operating income and earnings have been higher in the second and third quarters than in the first and fourth quarters.

                       MARK VII, INC. AND SUBSIDIARIES

PART II.   OTHER INFORMATION.

Item 1.    Legal Proceedings.                                            NONE

Item 2.    Changes in Securities.                                        NONE

Item 3.    Defaults Upon Senior Securities.                              NONE

Item 4.    Submission of Matters to a Vote of Security Holders.          NONE

Item 5.    Other Information.                                            NONE

Item 6.    Exhibits and Reports on Form 8-K.

           (a)     Exhibits

           Exhibit No.            Description
           -----------            ------------
              27           Financial Data Schedule (for SEC use only)

           (b)   Reports on Form 8-K.

           NONE.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Mark VII, Inc.
                            (Registrant)



November 13, 1995           /s/ J. Michael Head
-----------------           --------------------------------------------------
    (Date)                  J. Michael Head, Executive Vice President, Chief
                             Financial Officer, Treasurer (Principal Financial and Accounting Officer)