Form 10-K
period 1995-12-30
MARK VII INC
filed 1996-03-28
CIK 795425

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
  [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the fiscal year ended December 30, 1995

  [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of the
              SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

      For the transition period from              to                 .
                                     ------------    ----------------

                         Commission File No. 0-14810

                               MARK VII, INC.
           (Exact name of Registrant as specified in its charter)


                Missouri
        (State or other jurisdiction                   43-1074964
     of incorporation or organization)      (I.R.S. Employer Identification No.)

     965 Ridge Lake Boulevard, Suite 103
            Memphis, Tennessee                               38120
    (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code:  (901) 767-4455
       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:

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

The aggregate market value of Common Stock, $.10 par value, held by non-affiliates of the Registrant on March 19, 1996, based upon the last sale price of such stock on that date was $72,404,735. At March 20, 1996, 4,588,761 shares of Common Stock, $.10 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE


Documents                                                 Form 10-K Reference
---------                                                 -------------------
Notice of 1996 Annual Meeting of                          Part III, Items 10,
 Shareholders and Proxy Statement                         11, 12 and 13
 to be filed within 120 days of December 30, 1995, excluding therefrom the sections titled "Board
 Compensation Committee Report on Executive
 Compensation" and "Performance Graph"

                        MARK VII, INC. AND SUBSIDIARIES

                        1995 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                     PART I



                                                                         Page
                                                                         ----
Item   1.  Business...................................................     2

Item   2.  Properties.................................................     5

Item   3.  Legal Proceedings..........................................     5

Item   4.  Submission of Matters to a Vote of Security Holders........     5


                                    PART II


Item   5.  Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................    6

Item   6.  Selected Financial Data.....................................    7

Item   7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................    8

Item   8.  Financial Statements and Supplementary Data.................   10

Item   9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosures........................   10


                                    PART III


Caption
 Item  10.  Directors and Executive Officers of the Registrant.........    10

 Item  11.  Executive Compensation.....................................    10

 Item  12.  Security Ownership of Certain Beneficial Owners
            and Management.............................................    10

 Item  13.  Certain Relationships and Related Transactions.............    10


                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K........................................    11


                                     PART I

ITEM 1. BUSINESS

GENERAL

     Mark VII, Inc. (the "Company") is a holding company, the principal assets of which are its transportation services subsidiary, Mark VII Transportation Company, Inc. ("Mark VII'') and Mark VII's subsidiaries. The Company was organized as a Missouri corporation in 1976. The Company is a service organization that acts as a provider of transportation and logistics services. As a provider of transportation services, the Company arranges for domestic and international transportation, using a number of different transportation modes, including rail, truck, ship and air. As a logistics manager, the Company provides its customers with value-added elements of the distribution chain, such as private fleet management, warehousing and regional and local distribution.

     The Company has established a network of transportation sales personnel and logistics managers at its operating headquarters in Memphis, Tennessee and 97 branch sales offices in 32 states. The majority of the Company's branch offices are operated by independent commission agents responsible for the client relationships, office expenses and billing. The Company supports its agency offices by providing expertise in multiple transportation modes, rate negotiation and logistics design, as well as administrative and credit services.

     The Company acts as a link between shippers and carriers. Shippers use transportation services companies to complement in-house transportation departments. The Company augments in-house shipping departments by providing expertise in multiple modes of transportation, providing access to additional transportation equipment, negotiating transportation rates and increasing the productivity of in-house personnel. The Company provides shippers with an opportunity to outsource all or part of the transportation function, thereby allowing them to devote assets and personnel to their primary business. The Company's services are also used by transportation carriers to supplement their in-house sales departments and to improve equipment utilization. The Company maintains close relationships with major railroads, trucklines, shipping lines and air freight carriers.

SERVICES PROVIDED

The Company's transportation services can be broadly classified into the following categories:

     Transaction-Based Services. "Transaction based services" are identified with the traditional freight brokerage business where a shipper calls a transportation services company to arrange for service on a shipment-by-shipment basis. The transportation services company then assumes responsibility for the transportation carrier to perform in accordance with the shipper's specifications. Similarly, a carrier may call the transportation services company when it needs freight to transport. The transportation services company arranges a match and adds a fee to the carrier's rate.

     Logistics Management Services. "Logistics management services" include both process-based and information/knowledge-based services. Process-based services involve the Company taking responsibility for all transactions of a particular type for a shipper or carrier. The Company's expertise in intermodal service and trucking has led shippers and carriers to request the Company to regularly arrange shipments for a pre-arranged fee. Both shippers and carriers avail themselves of this service, often realizing financial savings due to the Company's volume and information base and its ability to arrange shipments more efficiently. The Company can help trucklines maintain competitive positions, including allowing them to supplement their sales and marketing efforts without incremental fixed costs. Process based services generally are a result of the full or partial outsourcing of internal traffic department functions. For example, the Company currently coordinates the time-sensitive raw potato delivery for a number of processing plants of a major potato chip manufacturer. Other examples of process based services currently executed by the Company are the procurement of truck and rail services for a substantial portion of a customer's shipments from a particular location, procurement of backhaul shipments for private fleets, freight consolidation and forwarding for a customer with complex logistical needs, and utilization management of an equipment owner's fleet and operation of small dedicated fleets to serve several logistics customers.

     "Information/knowledge based services" involve management and consultation on any and all aspects of transportation for a shipper or carrier, including dedicated fleet, warehousing and risk management. The Company utilizes its sales network to design transportation and distribution programs for customers with complex logistical needs. For example, ERX Logistics, a joint venture between the Company and a warehousing firm, provides a major household appliance manufacturer with warehousing and time-sensitive delivery of its appliances to its dealers and building contractor customers. As part of its private fleet management services, the Company offers risk management and single source leasing. The risk management group provides consultation services, driver recruiting, safety program design, regulatory compliance and claims handling. These services are being marketed by the Company to transportation companies and may be used separately or combined with the overall logistics management function. Under the Company's single source leasing program, the Company will arrange the lease of a fully licensed and insured tractor, trailer and driver on behalf of the fleet operator.

TRANSPORTATION MODES

     Transportation modes used by the Company have been organized into product lines. Each product line has one or more managers to provide marketing and operational support to the Company's network of sales people and logistics professionals.

     Rail Services. Intermodal services involve arranging for the pick up and delivery of shipments by trucks, and the shipments' transport by railroads, in a coordinated manner. Other rail services involve rail transport by boxcar or flatcar for shippers' heavy or bulky freight. Related services may include load stabilization, load expediting and equipment selection.

     Truck Services. Truck services involve arranging for the pick up and delivery of shipments that will move over the road using trucks. In addition to locating appropriate equipment to meet shippers' needs, trucklines actively solicit shipments from the Company's sales offices. Although the Company owns or leases only a limited equipment base, it has access to an abundant supply of truckload units provided by trucklines meeting the Company's safety and service criteria.

     NVOCC Brokerage. Ocean freight brokerage involves acting as agents for shippers and importers under non-vessel operating common carrier authority (NVOCC), issued by the Federal Maritime Commission, to arrange for the services of ocean carriers.

     Other Services. Other services, such as air freight forwarding, local truckload and heavy equipment transport, are important to the Company's strategy because they respond to a customer's total transportation needs and provide the Company's network of sales personnel and logistics managers a complete range of services to sell.

AGENCY NETWORK AND OPERATIONS

     Mark VII's operations are decentralized and are conducted primarily in branch offices. Of the 97 branch offices, 16 are operated by Mark VII and 81 are operated under agency agreements. Contracts with agents have a duration of ten years and are terminable by either party on each anniversary of the agreement by giving 30 days' notice. Although the Company's contracts with its agents are non-exclusive, the Company's agents generally do not provide services on behalf of other transportation services companies. Agency offices operate as independent businesses, responsible for all costs associated with sales, operations, billing and any related overhead for these items and are compensated by a percentage of fees associated with transportation arranged. Each of the agency branches is responsible for obtaining its own office facilities. Offices operated by employees, rather than agents, are structured as stand-alone business units. Most offices have one to four operations people, who are responsible for controlling all aspects of executing the shipment, including (i) taking the order from the customer, (ii) arranging for transportation services, (iii) monitoring progress of the shipment and reporting back to the customer and (iv) billing the customer on the Company's invoices. To foster the growth of its agency network, the Company provides new agents with advances to cover start-up and initial operating costs, which advances are typically repaid over 24 months.

     Typically, a sales person identifies a potential customer and determines its transportation requirements. The sales person then prepares a rate proposal from pricing data negotiated by the Company with representatives of the carriers and the providers of other services that may be required. Before any freight is handled for a customer, credit approval must be obtained from the Company's corporate credit department. Upon customer acceptance of a rate proposal, the operations unit in the branch office assumes responsibility for executing individual shipment orders for that customer.

        The Company provides administrative support, such as computer systems, sales support, credit services, collection services and accounts payable services, to its branch office operations on a centralized basis. Specialty operations such as risk management, design and management of dedicated trucking operations and truck brokerage are available to the logistics management services operations. The Company utilizes a Data General model MV9600 computer and customized software which integrates shipment tracking, customer records and billing, accounts payable and general accounting. This system can also access the computer systems of railroads to maintain up-to-date information on all shipments. The Company also utilizes its electronic data interchange capabilities with a number of carriers and shippers so that customers may follow the movement of their shipments and receive electronic billing.

     Results of operations in the transportation industry generally show a seasonal pattern, as customers reduce shipments during and after the winter holiday season. In recent years, the Company's operating income and earnings have been higher in the second and third quarters than in the first and fourth quarters.

COMPETITION

     The transportation services industry is highly competitive. The Company competes against other integrated logistics companies, as well as transportation companies. The Company also competes against carriers' internal sales forces. This competition is based primarily on freight rates, quality of service, (such as damage free shipments, on-time delivery and consistent transit times), reliable pickup and delivery and scope of operations. Other logistics companies and transportation services companies and numerous carriers have substantially greater financial and other resources than the Company. The Company also competes with transportation services companies for the services of independent commission agents.

GOVERNMENT REGULATION

     The Company is licensed by the United States Department of Transportation ("DOT") to engage in operations as a broker in arranging for the transportation, by motor vehicle, of general commodities between points in the United States. The DOT prescribes qualifications for acting in this capacity, including certain surety bonding requirements. The Company also acts as a common and contract motor carrier regulated by the DOT. Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. Matters such as weight and dimensions of equipment are also subject to federal regulations. Before it was abolished on January 1, 1996, the Interstate Commerce Commission ("ICC") regulated the Company's transportation services operations. Congress has transferred some of the ICC's functions to the DOT. The Company does not anticipate that the abolition of the ICC will have any effect on the Company's transportation services operations.

     In its ocean freight forwarding business, the Company is licensed as an ocean freight forwarder and as a non-vessel operating common carrier by the Federal Maritime Commission (the "FMC"). The FMC prescribes qualifications for acting as a shipping agent, including the filing of tariffs and surety bonding requirements.

     The Company's air freight forwarding business is subject to regulation, as an indirect air cargo carrier, under the Federal Aviation Act by the DOT. The DOT's Economic Aviation Regulations exempt domestic air freight forwarders from most, but not all, of such act's requirements. The major provisions of the act that remain applicable to the Company forbid solicitation of certain rebates, require the carrier to provide safe service, equipment and facilities, prohibit discrimination with respect to foreign air cargo transportation, prohibit unfair or deceptive practices and authorize the DOT to inquire into the carrier's management for certain purposes.

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

EMPLOYEES

     The Company employed 354 individuals at March 8, 1996. The employees were not represented by a collective bargaining unit. Management considers relations with its employees to be good.

ITEM 2.    PROPERTIES

     All of the Company's operations at the 16 company locations are conducted in office space under leases with terms of less than four years. The Company's principal administrative offices are located in leased space in Memphis, Tennessee, Kansas City, Missouri and Indianapolis, Indiana. Each of the 81 agency branches is responsible for obtaining its own office facilities.

     The Company also owns, and is holding for sale or lease, office, maintenance and fuel facilities in St. Joseph, Missouri and Joplin, Missouri and a four acre tract in Los Angeles, California. The Los Angeles lot has been leased through December 2000.

ITEM 3.    LEGAL PROCEEDINGS

     The Company is engaged in an arbitration proceeding filed by Roger Crouch, the Company's former Vice Chairman of the Board, as a result of the Company's termination of his employment agreement with the Company for cause. The arbitration is being conducted by the American Arbitration Association. Under the terms of the employment agreement, if Mr. Crouch prevails in the arbitration he is entitled to payment of his annual salary of $225,000 per year for the remaining seven years of the agreement. Mr. Crouch also contends he is entitled to certain bonus payments. The Company intends to vigorously defend the arbitration. Selection of the arbitrators is in process, but no date has been set for the hearing.

     The Company is involved in various other legal proceedings generally incidental to its business. While the result of any litigation contains an element of uncertainty, the Company presently believes that the outcome of any known pending or threatened legal proceedings or claims, or all of them combined, will not have a material adverse effect on its results of operations or consolidated financial position.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the three months ended December 30, 1995.

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's common stock trades on the Nasdaq Stock Market's National Market System under the symbol: MVII. The following table sets forth the high and low sale prices per share of the common stock for the periods indicated, as reported by the Nasdaq Stock Market:


                                                      High     Low
                                                    --------  --------
         1994
         ----
         First Quarter ...........................   $15 1/4   $11 5/8
         Second Quarter ..........................    14 7/8    11 7/8
         Third Quarter ...........................    14         9 1/8
         Fourth Quarter ..........................    11 5/8     9 1/4

         1995
         ----
         First Quarter ...........................   $18 1/2   $11 1/8
         Second Quarter ..........................    17 7/8    16 1/8
         Third Quarter ...........................    20 1/2    16 3/8
         Fourth Quarter ..........................    20 5/8    15 1/2

         1996
         ----
         First Quarter (through March 15, 1996) ..   $17 7/8   $16


     On March 15, 1996, the last sale price per share of the common stock was $17 5/8. At March 15, 1996, there were 215 holders of record, representing an estimated 1,500 individual holders of the Company's common stock.

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

ITEM 6.    SELECTED FINANCIAL DATA

     The following selected consolidated financial data as of and for each of the years in the five-year period ended December 30, 1995 are derived from the Company's consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants. The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto, and Report of Independent Public Accountants thereon, for the most recent three years, included elsewhere in this Annual Report.


                                                                    FISCAL YEAR (1)
                                          ---------------------------------------------------------------
                                            1991        1992          1993          1994          1995
                                          --------    --------       -------      -------       ------
                                                      (in thousands, except per share data)
STATEMENTS OF INCOME INFORMATION:
Operating revenues .....................  $195,246    $264,881       $341,532      $428,772      $459,160
Transportation costs ...................   171,196     230,100        296,656       370,232       391,845
                                          --------    --------       --------      --------      --------
Net revenues ...........................    24,050      34,781         44,876        58,540        67,315

Operating income .......................     1,257       3,645          4,457         6,847         8,489

Income from continuing operations
  before income taxes ..................       655       3,035          4,199         6,267         8,024

Income from continuing operations ......       393       1,791          2,490         3,667         4,734
Income (loss) from and on discontinued
  operations (2) .......................     1,268      (2,427)       (13,754)       (1,286)           -
                                          --------    --------       --------      --------      --------
Net income (loss) ......................  $  1,661    $   (636)      $(11,264)     $  2,381      $  4,734
                                          ========    ========       ========      ========      ========

Earnings (loss) per share:
 Income from continuing operations        $    .08    $    .38       $    .51      $    .75      $    .95
 Income (loss) from and on discontinued
  operations (2) .......................       .27        (.51)         (2.84)         (.26)            -
                                          --------    --------       --------      --------      --------
 Net income (loss) .....................  $    .35    $   (.13)      $  (2.33)     $    .49      $    .95
                                          ========    ========       ========      ========      ========

Average common shares and equivalents
  outstanding ..........................     4,722       4,743          4,841         4,901         4,995


BALANCE SHEET DATA:
Total assets of continuing operations ..  $ 24,775    $ 37,479       $ 53,585      $ 70,205      $ 74,144
Total debt of continuing operations ....     4,207       5,940         11,337        10,787         1,588
Shareholders' investment ...............    32,696      32,230         21,047        23,473        25,888


(1) The Company's fiscal year ends on the Saturday nearest December 31. Fiscal years 1991, 1993, 1994 and 1995 included 52 weeks and fiscal year 1992 included 53 weeks.

(2) The historical operations of the Company's former truckload business have been classified as a discontinued operation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal Years 1995 Compared to 1994 and 1994 Compared to 1993


     The following table sets forth the percentage relationship of the Company's revenue and expense items to operating revenues for the periods indicated:
                                                         FISCAL YEAR
                                                   ----------------------
                                                    1995    1994    1993
                                                   ------  ------  ------

       Operating revenues .......................   100.0%  100.0%  100.0%
       Transportation costs .....................    85.3    86.3    86.9
                                                   ------  ------  ------
       Net revenues .............................    14.7    13.7    13.1

       Operating expenses:
           Salaries, wages and related costs ....     3.5     3.2     3.2
           Selling, general and administrative ..     7.9     7.6     7.5
           Equipment rents ......................     1.2      .9      .8
           Depreciation and amortization ........      .3      .3      .3
                                                   ------  ------  ------
               Total operating expense ..........    12.9    12.0    11.8
                                                   ------  ------  ------

       Operating income .........................     1.8     1.7     1.3

       Interest and other expenses ..............      .1      .2      .1
                                                   ------  ------  ------

       Income from continuing operations
           before income taxes ..................     1.7%    1.5%    1.2%
                                                   ======  ======  ======



     General - The transportation services operation contracts with carriers for the transportation of freight by rail, truck, ocean or air for shippers. Operating revenues include the carriers' charges for carrying shipments plus commissions and fees, as well as revenues from fixed fee arrangements on the Company's integrated logistics projects. The carriers with whom the Company contracts provide transportation equipment, the charge for which is included in transportation costs. As a result, the primary operating cost in the transportation services operation is for purchased transportation. Net revenues include only the commissions and fees.

     Selling, general and administrative expenses include the percentage of the net revenue paid to agencies as consideration for providing sales and marketing, arranging for movement of shipments, entering billing and accounts payable information on shipments and maintaining customer relations, as well as other operating expenses. The logistics management operations incur a greater portion of their costs in equipment rents, salaries and related costs, and selling, general and administrative costs than do the Company's transportation services operations. Lease payments for tractors, trailers and domestic containers are included in equipment rents.

     Revenue - The Company's total number of shipments were 414,000, 368,000 and 276,000 in 1995, 1994 and 1993, respectively. Increases in shipments of 13% and 33% in 1995 and 1994, respectively, were the result of expanded services to both new and existing customers. The active sales force responsible for generating these sales increases, including agents, was 253, 226 and 171 at the end of 1995, 1994 and 1993, respectively.

     Although there has been a softness in the transportation market since early 1995, the Company has been able to maintain volume and margin growth. While operating revenues increased only 7% in 1995, transportation costs have decreased as a percentage of operating revenues, resulting in net revenue growth of 15% in 1995. Because of the slow economic growth in 1995, the Company has been able to purchase transportation at reduced costs, resulting in both lower operating revenues and lower transportation costs on a per shipment basis. Consequently, net revenues were not significantly impacted by the slower economy in 1995.

     The Company also has continued to increase its logistics management operations through the addition of several large projects and the expansion of
existing projects in both 1995 and 1994.   The increase in these operations has
resulted in increased net revenues as a percentage of operating revenues as a greater portion of their costs are included in equipment rents, salaries and related costs, and selling, general and administrative costs compared to the Company's transportation services operations. Management expects these operations to continue to grow and, as a result, net revenue to continue to increase as a percentage of operating revenues.

     Revenues from the Company's temperature-controlled freight operations have continued to decline as a result of management's decision during the fourth quarter of 1994 to limit this service to a core group of customers. Revenues from these operations were $14,996,000 in 1995, $23,324,000 in 1994 and
$28,847,000 in 1993. The net revenues from these operations were $2,864,000 in 1995, $6,242,000 in 1994 and $7,943,000 in 1993.

     Operating Expenses - As discussed above in revenues, the growth in logistics management operations has resulted in increased operating expenses as a percentage of operating revenues. In both 1994 and 1995 the Company added several logistics management projects, which in their initial stages have relatively higher fixed costs compared to operating revenues than more mature
projects.   Future operating expenses will continue to be affected by the level of logistics contract startup activity as these projects generally do not become profitable until twelve to eighteen months after startup.

     In connection with certain logistics management projects, the Company provides dedicated trucking services. The purchase and leasing of transportation equipment to support these operations resulted in increased equipment rents and depreciation and amortization in 1995 and 1994.

     Interest and Other Expense, Net - Interest and other expenses decreased 20% in 1995 due to increased cash flow from operations. Interest and other expenses increased 124% in 1994 from 1993 as a result of increased borrowings under the line of credit and increases in short-term borrowing rates.

     Provision for Income Taxes - The Company's effective tax rates were 41%, 41.5% and 40.7% in 1995, 1994 and 1993, respectively. The Company had a net deferred tax asset as of December 30, 1995 of $99,000, for which no allowance has been recorded. The Company believes it will have sufficient future taxable income to utilize its deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital needs have been met through cash flow from operations and a line of credit from a bank. Mark VII maintains a $20 million line of credit. This line bears interest at 1/2% over the bank's prime rate and expires in July 1997. The Company pays a fee of 1.5% on outstanding letters of credit and a commitment fee of .38% on the average daily unused portion of the line. The line is secured by accounts receivable and other assets of Mark VII and is guaranteed by the Company. At December 30, 1995, $690,000 was outstanding on the line of credit and letters of credit totaling $7,629,000 had been issued on Mark VII's behalf to secure insurance deductibles and purchases of operating services, resulting in a remaining balance available to borrow of $11,681,000.

     Among other restrictions, the terms of the line of credit require that the Company earn $2,000,000 in consolidated income from continuing operations annually and maintain consolidated tangible net worth of $19,000,000 in 1995, $21,000,000 in 1996 and $23,000,000 thereafter and obtain approval of the lender before paying dividends. The line of credit agreement allows for adjustments to these amounts under certain circumstances, one of which is the repurchase of the Company's stock. After adjustment for the 1995 stock repurchase of $3,436,000, the consolidated tangible net worth required to be maintained for 1995 is $15,564,000.

     At December 30, 1995, the Company had a ratio of current assets to current liabilities of approximately 1.30 to 1. Management believes that the Company will have sufficient cash flow from operations and borrowing capacity to cover its operating needs and capital requirements for the foreseeable future.

OTHER INFORMATION

     Results of operations in the transportation industry generally show a seasonal pattern, as customers reduce shipments during and after the winter holiday season. In recent years, the Company's operating income and earnings have been higher in the second and third quarters than in the first and fourth quarters.

     A new accounting pronouncement, Statement of Financial Accounting Standard
(SFAS) No. 121 "Accounting for Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of" was issued in March, 1995 and is effective for fiscal years beginning after December 15, 1995. The Company does not believe the adoption of this accounting standard will have a material adverse effect on its results of operations or consolidated financial position. SFAS No. 123 "Accounting for Stock-Based Compensation" was issued in October, 1995 for fiscal years beginning after December 15, 1995. At this time, the Company does not plan to adopt the new method of accounting, but will instead continue to apply the accounting provisions of Accounting Principles Board Opinion, No. 25 "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its employee stock options. The Company will, however, comply with the disclosure requirements of the new standard, beginning with the annual financial statements issued for the year ending December 29, 1996.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required under this item and set forth elsewhere in this Form 10-K as indicated in the following index are incorporated herein by reference.

                  Index to Consolidated Financial Statements


                                                                           Page
                                                                           ----
     Consolidated Balance Sheets........................................... 15
     Consolidated Statements of Income..................................... 16
     Consolidated Statements of Shareholders' Investment................... 17
     Consolidated Statements of Cash Flows................................. 18
     Notes to Consolidated Financial Statements............................ 19
     Report of Independent Public Accountants.............................. 26

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The sections entitled "Election of Directors" and "Executive Officers and Key Employees" of the Company's Notice of 1996 Annual Meeting of Shareholders and Proxy Statement which will be filed within 120 days of December 30, 1995 are incorporated herein by reference.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     The information required hereunder is incorporated by reference from the section entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Company's Notice of 1996 Annual Meeting of Shareholders and Proxy Statement which will be filed within 120 days of December 30, 1995.

ITEM 11, 12, AND 13. EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under these items is incorporated by reference from the Company's Notice of 1996 Annual Meeting of Shareholders and Proxy Statement which will be filed within 120 days of December 30, 1995.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)  Financial Statements

                 All financial statements of the Registrant as set forth under
                 Item 8 of this Annual Report on Form 10-K.

            (2)  Financial Statement Schedules



         Schedule
         Number              Description                       Page of 1995 10-K
         ------              -----------                       -----------------
           II          Valuation and Qualifying Accounts                27


     The report of the Registrant's independent public accountants with respect to the above-listed financial statements and financial statement schedule appears on page 26 of this Annual Report on Form 10-K.

     All other financial schedules not listed above have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.


            (3)  Exhibits


Exhibit                                                                   Page Number or Incorporation
 Number             Description                                             by Reference to
-------             -----------                                           ----------------------------
   3(a)             Restated Articles of Incorporation                    Exhibit 3(a) to Registration
                                                                          Statement on Form S-1 (SEC File
                                                                          No. 33-6550)

   3(b)             Amendment No. 1 to the Restated Articles of           Exhibit 4.2 to Registration
                    Incorporation of the Company                          Statement on Form S-8 (SEC File
                                                                          No. 33-86174)

   3(c)             Amended and Restated By-Laws                          Exhibit 3(b) to 1993 Annual
                                                                          Report on Form 10-K

   4(a)             Specimen Common Stock Certificate                     Exhibit 4.4 to Registration
                                                                          Statement on Form S-8 (SEC File
                                                                          No. 33-86174)

   10.1          *  MNX Incorporated Amended and Restated 1986            Exhibit 10(g) to 1990 Annual
                    Incentive Stock Option Plan                           Report on Form 10-K

   10.2          *  Amendment No. 5 to the MNX Incorporated               Exhibit 10(g) to 1991 Annual
                    Amended and Restated 1986 Incentive Stock             Report on Form 10-K
                    Option Plan

   10.3          *  MNX Incorporated 1992 Non-Qualified Stock             Exhibit 10(s) to 1991 Annual
                    Option Plan                                           Report on Form 10-K

   10.4          *  MNX Incorporated Stock Appreciation Rights            Exhibit 10(o) to 1992 Annual
                    Program, dated April 24, 1990                         Report on Form 10-K

   10.5          *  Employment and Noncompete Agreement between           Exhibit 3 to Current Report on Form
                    R.C. Matney and the Registrant dated as of            8-K dated May 9, 1995
                    April 1, 1992.  Revised Addendum to Employment
                    and Noncompete Agreement dated as of July 1, 1994

Exhibit                                                                   Page Number or Incorporation
 Number          Description                                               by Reference to
-------          -----------                                              ----------------------------
   10.6          *  Employment and Noncompete Agreement between           Exhibit 4 to Current Report on Form
                    J. Michael Head and the Registrant dated as of        8-K dated May 9, 1995
                    August 1, 1992.  Addendum to Employment and
                    Noncompete Agreement between J. Michael Head
                    and the Registrant dated as of February 1, 1995

   10.7          *  Employment and Noncompete Agreement between           Exhibit 5 to Current Report on Form
                    David H. Wedaman and the Registrant dated             8-K dated May 9, 1995
                    as of January 1, 1992

   10.8          *  Employment and Noncompete Agreement between           Exhibit 6 to Current Report on Form
                    Robert E. Liss and Jupiter Transportation, Inc.,      8-K dated May 9, 1995
                    an indirect wholly owned subsidiary of the
                    Registrant, dated as of July 1, 1994

   10.9          *  Employment and Noncompete Agreement between           Exhibit 7 to Current Report on Form
                    James T. Graves and the Registrant dated as of        8-K dated May 9, 1995
                    August 1, 1992

  10.10          *  Employment and Noncompete Agreement between           Filed herewith
                    Michael J. Musacchio and Mark VII Logistics, a
                    Division of Mark VII Transportation Co., Inc., a
                    wholly owned subsidiary of the Registrant dated
                    as of June 1, 1995.  Addendum to Employment and
                    Noncompete Agreement between Michael J.
                    Musacchio and Mark VII Logistics dated as of
                    September 1, 1995.

  10.11             Amended and Restated Loan and Security Agreement      Exhibit 10.1 to Quarterly Report
                    Schedule and Promissory Note, dated August 10, 1994,  on Form 10-Q for the period ended
                    by and among Missouri-Nebraska Express, Inc., Mark    July 2, 1994
                    VII Transportation Company, Inc., TemStar, Inc. and
                    Marine Midland Business Loans, Inc.

  10.12             Amended and Restated Guaranty, Surety Agreement       Exhibit 10.2 to Quarterly Report
                    and Security Agreement, dated August 10, 1994 by      on Form 10-Q for the period ending
                    Mark VII, Inc. in favor of Marine Midland Business    July 2, 1994
                    Loans, Inc.

  10.13             Guaranty, Surety Agreement and Security Agreement,    Exhibit 10.3 to Quarterly Report
                    dated August 10, 1994 by MNX Carriers, Inc. in        of Form 10-Q for the period ending
                    favor of Marine Midland Business Loans, Inc.          July 2, 1994

  10.14             Amendment No. 1 to the Amended and Restated           Exhibit 10.1 to Quarterly Report
                    Loan and Security Agreement, Schedule and             on Form 10-Q for the period ended
                    Promissory Note, dated October 28, 1994, by and       October 1, 1994
                    among Missouri-Nebraska Express, Inc., Mark VII
                    Transportation Company, Inc., TemStar, Inc. and
                    Marine Midland Business Loans, Inc.

  10.15             Letter Agreement dated October 28, 1994 by and        Exhibit 10.2 to Quarterly Report
                    among Missouri-Nebraska Express, Inc., Mark VII       on Form 10-Q for the period ended
                    Transportation Company, Inc., MNX Carriers, Inc.,     October 1, 1994
                    TemStar, Inc., Mark VII, Inc. and Marine Midland
                    Business Loans, Inc.

  10.16          *  Amendment Number 1 to the Mark VII, Inc. 1992         Exhibit 99.1 to Registration
                    Non-Qualified Stock Option Plan (formerly the MNX     Statement on Form S-8 (SEC File
                    Incorporated 1992 Non-Qualified Stock Option Plan)    No. 33-86174)
                    dated September 22, 1994




Exhibit                                                                   Page Number or Incorporation
Number           Description                                               by Reference to
-------          -----------                                              -----------------------------
  10.17          Asset Purchase Agreement dated June 17, 1994 by          Appendix B to Proxy Statement for
                 and among Swift Transportation Co., Inc. (Nevada),       1994 Annual Meeting of Shareholders
                 Swift Transportation Co., Inc. (Arizona), Mark VII,
                 Inc., MNX Carriers, Inc., and Missouri-Nebraska
                 Express, Inc.

  10.18          Amendment No. 1 to Asset Purchase Agreement              Exhibit 10.14 to 1994 Annual
                 dated September 30, 1994 by and among Swift              Report on Form 10-K
                 Transportation Co., Inc. (Nevada), Swift
                 Transportation Co., Inc. (Arizona), Mark VII,
                 Inc., MNX Carriers, Inc., and Missouri-Nebraska
                 Express, Inc.

  10.19          Mark VII, Inc. 1995 Omnibus Stock Incentive              Appendix A to Proxy Statement for
                 Plan                                                     1995 Annual Meeting of Shareholders

     11          Statement re: Computation of Earnings per Share          Filed herewith

     21          Subsidiaries of Registrant                               Filed herewith

     23          Consent of Independent Public Accountants                Filed herewith

     27          Financial Data Schedule (for SEC use only)               Filed herewith
------------

                 *  Management contracts or compensatory plans


(b)    Reports on Form 8-K

       None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MARK VII, INC.


                                           By: /s/ R. C. Matney
                                              -----------------------------
                                              R. C. Matney
                                              Chairman of the Board, President
                                              and Chief Executive Officer

Date: March 27, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                                  TITLE                                  DATE
/s/ R. C. Matney             Chairman of the Board, President,                March 27, 1996
--------------------------   Chief Executive Officer and Director
R. C. Matney


/s/ J. Michael Head
                             Executive Vice President-Finance, Chief          March 27, 1996
--------------------------   Financial Officer and Director
J. Michael Head              (Principal Financial and Accounting Officer)



/s/ James T. Graves           Vice Chairman, Secretary, General Counsel       March 27, 1996
--------------------------    and Director
James T. Graves


/s/ David H. Wedaman          Executive Vice President, Chief Operating       March 27, 1996
--------------------------    Officer and Director
David H. Wedaman


/s/ Douglass Wm. List         Director                                        March 27, 1996
--------------------------
Douglass Wm. List


/s/ William E. Greenwood      Director                                        March 27, 1996
--------------------------
William E. Greenwood


/s/ Dr. Jay U. Sterling       Director                                        March 27, 1996
--------------------------
Dr. Jay U. Sterling


/s/ Thomas J. Fitzgerald      Director                                        March 27, 1996
--------------------------
Thomas J. Fitzgerald


                        MARK VII, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)



                                                                   DECEMBER 30,        DECEMBER 31,
                             ASSETS                                   1995                1994
                                                                   ------------        -----------
Current Assets:
 Cash and cash equivalents ......................................... $   272               $ 1,246
 Accounts receivable, less allowances of $1,336 and
   $1,285 in 1995 and 1994, respectively ...........................  55,778                51,188
 Notes and other receivables, less allowances of $2,038
   and $517 in 1995 and 1994, respectively .........................   6,789                 5,740
 Deferred income taxes .............................................       -                 1,732
 Other current assets ..............................................   1,415                   551
                                                                     -------               -------
   Total current assets ............................................  64,254                60,457
                                                                     -------               -------

Deferred Income Taxes ..............................................   1,385                 1,110
                                                                     -------               -------

Property and Equipment, at cost:
 Transportation equipment ..........................................   5,100                 5,269
 Computer equipment, furniture and other ...........................   3,292                 2,936
                                                                     -------               -------
                                                                       8,392                 8,205
 Less:  Accumulated depreciation ...................................   3,993                 3,127
                                                                     -------               -------
   Net property and equipment ......................................   4,399                 5,078
                                                                     -------               -------

Net Assets of Discontinued Operations ..............................   2,008                   632
                                                                     -------               -------

Intangible and Other Assets ........................................   4,106                 3,560
                                                                     -------               -------
                                                                     $76,152               $70,837
                                                                     =======               =======

                  LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
 Accrued  transportation charges ................................... $43,246               $33,646
 Deferred income taxes .............................................   1,286                     -
 Other current and accrued liabilities .............................   4,330                 3,256
 Borrowings under line of credit ...................................     690                 8,546
                                                                     -------               -------
   Total current liabilities .......................................  49,552                45,448
                                                                     -------               -------

Long-Term Obligations ..............................................     712                 1,916
                                                                     -------               -------

Contingencies and Commitments (Note 6)

Shareholders' Investment:
 Common stock, $.10 par value, authorized 10,000,000 shares; issued
   4,888,761 shares in 1995 and 4,781,234 shares in 1994 ...........     489                   478
 Paid-in capital ...................................................  27,875                26,769
 Retained earnings (deficit) .......................................     960                (3,774)
                                                                     -------               -------
                                                                      29,324                23,473
 Less:  Treasury stock, at cost, 200,000 shares ....................  (3,436)                    -
                                                                     -------               -------
   Total shareholders' investment ..................................  25,888                23,473
                                                                     -------               -------
                                                                     $76,152               $70,837
                                                                     =======               =======

      The accompanying notes are an integral part of these balance sheets.

                        MARK VII, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)


                                                                              FOR THE YEARS ENDED
                                                                 --------------------------------------------
                                                                 DECEMBER 30,     DECEMBER 31,     JANUARY 1,
                                                                    1995              1994            1994
                                                                 ------------     ------------     ----------
Operating Revenues ...........................................   $  459,160        $ 428,772       $  341,532
Transportation Costs .........................................      391,845          370,232          296,656
                                                                 ----------          -------       ----------
Net Revenues .................................................       67,315           58,540           44,876

Operating Expenses:
  Salaries and related costs .................................       16,170           13,926           10,946
  Selling, general and administrative ........................       36,089           32,493           25,652
  Equipment rents ............................................        5,413            4,006            2,849
  Depreciation and amortization ..............................        1,154            1,268              971
                                                                 ----------          -------       ----------
   Total Operating Expenses ..................................       58,826           51,693           40,418
                                                                 ----------          -------       ----------
Operating Income .............................................        8,489            6,847            4,458

Other Expense (Income):
  Interest expense ...........................................          494              685              473
  Interest income ............................................         (193)            (270)            (382)
  Other ......................................................          164              165              168
                                                                 ----------          -------       ----------
   Total Other Expense, Net ..................................          465              580              259
                                                                 ----------          -------       ----------

Income From Continuing Operations Before Income Taxes ........        8,024            6,267            4,199

Provision For Income Taxes ...................................        3,290            2,600            1,709
                                                                 ----------          -------       ----------

Income From Continuing Operations ............................        4,734            3,667            2,490

Loss From Discontinued Operations (less income tax benefit of
  $4,579 in 1993) ............................................            -                -          (10,606)

Loss On Discontinued Operations (less income tax benefit of
  $1,160 and $1,047 in 1994 and 1993, respectively) ..........            -           (1,286)          (3,148)
                                                                 ----------       ----------       ----------

Net Income (Loss) ............................................   $    4,734       $    2,381       $  (11,264)
                                                                 ==========       ==========       ==========

Earnings (Loss) Per Share:
   Income from continuing operations .........................   $      .95       $      .75       $      .51
   Loss from discontinued operations .........................            -                -            (2.19)
   Loss on discontinued operations ...........................            -             (.26)            (.65)
                                                                 ----------       ----------       ----------
   Net income (loss) .........................................   $      .95       $      .49       $    (2.33)
                                                                 ==========       ==========       ==========
Average Common Shares and Equivalents Outstanding ............    4,995,000        4,901,000        4,841,000


       The accompanying notes are an integral part of these statements.

                       MARK VII, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
                                (In thousands)




                                       COMMON STOCK
                                     ----------------      PAID-IN      RETAINED    TREASURY
                                      SHARES   AMOUNT      CAPITAL      EARNINGS     STOCK     TOTAL
                                     -------- --------    --------     ----------   -------   -------

Balance, January 2, 1993 ............  4,766    $476       $26,645      $  5,109    $     -   $32,230
 Net loss ...........................      -       -             -       (11,264)         -   (11,264)
 Issuance of common stock under
   stock-based compensation plans ...     10       1            79         -              -        80
                                      ------    ----       -------      --------    -------   -------

Balance, January 1, 1994 ............  4,776     477        26,724        (6,155)         -    21,046
 Net income .........................      -       -             -         2,381          -     2,381
 Issuance of common stock under
   stock-based compensation plans ...      5       1            45             -          -        46
                                      ------    ----       -------      --------    -------   -------

Balance, December 31, 1994 ..........  4,781     478        26,769        (3,774)         -    23,473
 Net income .........................      -       -             -         4,734          -     4,734
 Issuance of common stock under
   stock-based compensation plans ...    107      11         1,106             -          -     1,117
 Purchase of treasury stock (200,000
   shares) ..........................      -       -             -             -     (3,436)   (3,436)
                                      ------    ----       -------      --------    -------   -------

Balance, December 30, 1995 ..........  4,888    $489       $27,875      $    960    $(3,436)  $25,888
                                      ======    ====       =======      ========    =======   =======




       The accompanying notes are an integral part of these statements.

                        MARK VII, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                    FOR THE YEARS ENDED
                                                                        ------------------------------------------
                                                                        DECEMBER 30,    DECEMBER 31,    JANUARY 1,
                                                                            1995           1994             1994
                                                                        ------------    ------------    ----------
Operating Activities:
  Net income (loss) ...........................................          $  4,734        $  2,381        $(11,264)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Loss from and on discontinued operations ..................                 -           1,286          13,754
    Depreciation and amortization .............................             1,154           1,268             971
    Other amortization ........................................               330             361             358
    Provision for doubtful accounts and notes receivable ......             2,102             972           1,025
    Provision for deferred income taxes .......................             2,139             652            (984)
    Changes in assets and liabilities:
      Accounts receivable .....................................            (5,171)        (12,614)        (11,407)
      Accrued transportation charges ..........................             9,599           7,510           7,148
      Accrued income taxes ....................................               604             197           1,177
      Other ...................................................            (2,955)         (1,415)         (3,240)
                                                                         --------        --------        --------
  Net cash provided by (used for) operating activities ........            12,536             598          (2,462)
                                                                         --------        --------        --------
Investing Activities:
  Additions to property and equipment .........................              (767)         (1,852)         (1,049)
  Retirements of property and equipment .......................               524             532             123
                                                                         --------        --------        --------
  Net cash used for investing activities ......................              (243)         (1,320)           (926)
                                                                         --------        --------        --------

Financing Activities:
  Exercise of stock options ...................................               769              46              80
  Repayments of long-term obligations .........................            (1,419)           (479)            (93)
  Net borrowings (repayments) under lines of credit ...........            (7,856)         (2,530)          5,136
  Purchase of treasury stock ..................................            (3,436)              -               -
  Other .......................................................                 -            (244)           (183)
                                                                         --------        --------        --------
  Net cash provided by (used for) financing activities ........           (11,942)         (3,207)          4,940
                                                                         --------        --------        --------
Net cash provided by (used in) continuing operations ..........               351          (3,929)          1,552

Net cash provided by (used in) discontinued operations ........            (1,325)          4,884          (1,819)
                                                                         ---------        -------        --------
Net increase (decrease) in cash and cash equivalents ..........              (974)            955            (267)

Cash and cash equivalents:

  Beginning of year ...........................................             1,246             291             558
                                                                         --------        --------        --------

  End of year .................................................          $    272        $  1,246        $    291
                                                                         --------        --------        --------

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the year for:
   Interest ...................................................          $    361        $    685        $    473
   Income taxes, net of refunds received ......................             1,180             852             267

Supplemental Schedule of Non-cash Financing Activities:

  Direct financings under debt and capital lease obligations ..          $     77        $  2,459        $    199

        The accompanying notes are an integral part of these statements.

                       MARK VII, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REPORTING ENTITY AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include Mark VII, Inc., a Missouri corporation, and its wholly owned subsidiaries, collectively referred to herein as the "Company." The Company is a sales, marketing and service organization that acts as a provider of transportation services and a transportation logistics manager. The Company has a network of transportation sales personnel that provides services throughout the United States, as well as Mexico and Canada. The principal operations of the Company are conducted by its transportation services subsidiary, Mark VII Transportation Company, Inc. ("Mark VII"). As a result of the sale of substantially all of the assets of the Company's truckload subsidiaries completed on October 3, 1994 (the "Asset Sale"), the operations of MNX Carriers, Inc., ("Carriers"), and its subsidiaries (Missouri-Nebraska Express, Inc. ("Mo-Neb"), MNX Trucking, Inc. and MNX Transport, Inc.) are reported as a discontinued operation in these consolidated financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE

Revenues earned as a third party agent include the carriers' charges for carrying the shipment plus commissions and fees, as well as revenues from fixed fee arrangements on the Company's integrated logistics projects. Revenues and related expenses are recognized on completion of the Company's service obligation.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization of property and equipment are provided using the straight-line method based on the estimated useful lives of the respective assets as follows:


    Transportation equipment                       3 to 7 years
    Computer equipment, furniture and other        3 to 5 years


INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes.

CASH AND CASH EQUIVALENTS

The Company considers cash on hand, deposits in banks, certificates of deposit and short-term marketable securities with maturities of 90 days or less when purchased, as cash and cash equivalents.

The Company utilizes a cash management system under which cash overdrafts exist in the book balances of its primary disbursing accounts. These overdrafts represent the uncleared checks in the disbursing accounts. The cash amounts presented in the consolidated financial statements represent balances on deposit at other locations, prior to their transfer to the primary disbursing accounts. Uncleared checks of $7,059,000 are included in accrued transportation charges at December 30, 1995.

INTANGIBLE ASSETS

Goodwill and other intangible assets are being amortized on the straight-line basis over 10 to 20 years. Goodwill and other intangible assets consisted of the following:


                                                           1995     1994
                                                          -------  -------
                                                          (in thousands)

   Goodwill and other intangible assets ..............    $3,321   $3,321
   Less accumulated amortization .....................     1,222    1,013
                                                          ------   ------
                                                          $2,099   $2,308
                                                          ======   ======


FISCAL YEAR

The Company's fiscal year ends on the Saturday nearest December 31. Operations in 1993, 1994 and 1995 included 52 weeks.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed by dividing income by the average common shares outstanding plus the dilutive effect of common stock equivalents outstanding, using the treasury stock method based on the average market price of the Company's common stock. Fully diluted earnings (loss) per share are not materially different from primary earnings (loss) per share.

NEW ACCOUNTING PRONOUNCEMENTS

A new accounting pronouncement, Statement of Financial Accounting Standard
(SFAS) No. 121 "Accounting for Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of" was issued in March, 1995 and is effective for fiscal years beginning after December 15, 1995. The Company does not believe the adoption of this accounting standard will have a material adverse effect on its results of operations or consolidated financial position. SFAS No. 123 "Accounting for Stock-Based Compensation" was issued in October, 1995 for fiscal years beginning after December 15, 1995. At this time, the Company does not plan to adopt the new method of accounting, but will instead continue to apply the accounting provisions of Accounting Principles Board Opinion, No. 25 "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its employee stock options. The Company will, however, comply with the disclosure requirements of the new standard, beginning with the annual financial statements issued for the year ending December 29, 1996.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1993 and 1994 financial statements to conform to the 1995 presentation.

(2) DISCONTINUED OPERATIONS

On December 1, 1993, the Board of Directors authorized management to proceed with the separation of the Company into two publicly-held corporations, one owning the transportation services operation and the other owning the truckload operation (the "Distribution"). On June 3, 1994, the Company's shareholders approved the Distribution. On June 17, 1994, the Board determined not to effect the Distribution as previously scheduled and the Company entered into an agreement (the "Agreement") for the sale of substantially all of the assets (the "Asset Sale") of its truckload subsidiaries to Swift Transportation Co., Inc. ("Swift"). On September 22, 1994, the Company's shareholders approved the Asset Sale and the transaction was completed on October 3, 1994. The planned Distribution, and subsequently the Asset Sale, have been recorded as a discontinuation of the truckload subsidiaries.

Losses on discontinued operations were recorded in 1994 and 1993 as follows:

                                                                                  1994               1993
                                                                                  ----               ----
                                                                                       (in millions)
  Costs associated with the Distribution and Asset Sale ........................  $2.0               $1.3
  Carriers' loss from December 1, 1993 through the disposition date, including
    loss on assets not acquired by Swift and obligations not assumed by Swift ..   1.4                2.9
  Gain on assets sold to Swift .................................................  (3.3)                -
  Severance and outplacement ...................................................   2.4                 -
                                                                                  ----               ----
                                                                                   2.5                4.2
  Less applicable income tax benefits ..........................................   1.2                1.1
                                                                                  ----               ----
  Loss on discontinued operations ..............................................  $1.3               $3.1
                                                                                  ====               ====


The costs associated with the previously proposed Distribution and the Asset Sale consisted primarily of financial consulting, legal, accounting and administrative costs. H.B. Oppenheimer & Company Incorporated ("HBOC"), an investment banking firm controlled by one of the Company's former outside directors, H.B. Oppenheimer, received $282,000, $712,000 and $109,000 in 1995, 1994 and 1993, respectively, for financial consulting services provided to the Company in connection with the Distribution and Asset Sale and the related refinancing of the Company's lines of credit and equipment leases.

The remaining net assets of discontinued operations include management's best estimates of the remaining liabilities of the discontinued operations and the net realizable value of property held for sale. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that the Company's estimates of these amounts could change in the near term.

(3)    CREDIT FACILITY

Mark VII has a $20 million line of credit agreement. This line bears interest at 1/2% over the bank's prime rate and expires in July 1997. The Company pays a fee of 1.5% on outstanding letters of credit and a commitment fee of .38% on the average daily unused portion of the line. The line is secured by accounts receivable and other assets of Mark VII and is guaranteed by the Company. The available line of credit at December 30, 1995 was $11,681,000. Letters of credit totaling $7,629,000 have been issued on the Company's behalf to secure insurance deductibles and purchases of operating services.

The following is a summary of data on the line of credit:

                                                              1995       1994       1993
                                                            --------   --------   --------
                                                                (dollars in thousands)
 Balance outstanding at end of period ....................    $  690    $ 8,546   $11,076
 Average amount outstanding ..............................     1,596      5,465     5,413
 Maximum month end balance outstanding ...................     9,310     14,853    11,294
 Interest rate at year end ...............................       9.0%       9.0%      6.5%
 Weighted average interest rate ..........................       9.3%       8.8%      6.5%


Among other restrictions, the terms of the line of credit require that the Company earn $2,000,000 in consolidated income from continuing operations annually and maintain consolidated tangible net worth of $19,000,000 in 1995, $21,000,000 in 1996 and $23,000,000 thereafter and obtain approval of the lender before paying dividends. The agreement allows for adjustments to these amounts under certain circumstances, one of which is the repurchase of the Company's stock. After adjustment for the 1995 stock repurchase of $3,436,000, the consolidated tangible net worth required to be maintained for 1995 is $15,564,000.

(4) INCOME TAXES

The Company files a consolidated income tax return with its subsidiaries and, as agreed, the consolidated income tax provision is allocated among the members of the consolidated group based on their respective contributions to consolidated income before income taxes.


Components of the provision for income taxes consisted of the following:

                                                                         1995         1994       1993
                                                                        ------       ------     ------
                                                                                (in thousands)
    Federal -
       Currently payable .............................................  $  709       $1,002     $  370
       Deferred ......................................................   1,910          794       (873)
                                                                        ------       ------     ------
          Total federal ..............................................   2,619        1,796       (503)
    State -
       Currently payable .............................................     442          415        361
       Deferred ......................................................     229         (142)      (111)
                                                                        ------       ------     ------
          Total state ................................................     671          273        250

    Taxes paid under tax sharing agreement for tax benefits
       generated by other members of the consolidated group ..........       -          531      1,962
                                                                        ------       ------     ------
                                                                        $3,290       $2,600     $1,709
                                                                        ======       ======     ======


A reconciliation between the provision for income taxes and the expected taxes using the federal statutory income tax rate of 34% follows:

                                                                                     1995      1994     1993
                                                                                    ------    ------   ------
                                                                                          (in thousands)

   Tax at statutory rate ........................................................... $2,729    $2,131   $1,428
   Increase from-
     State income taxes, net........................................................    443       267      178
     Other..........................................................................    118       202      103
                                                                                     ------    ------   ------
                                                                                     $3,290    $2,600   $1,709


Deferred tax assets (liabilities) are comprised of the following:

                                                                                        1995         1994
                                                                                       ------       ------
                                                                                         (in thousands)
   Deferred Tax Assets:
     Claims and other reserves .....................................................    $2,829      $2,115
     Basis difference on property and equipment ....................................     1,374         927
     Other .........................................................................        12         274
                                                                                        ------      ------
      Total deferred tax assets ....................................................     4,215       3,316
                                                                                        ------      ------

   Deferred Tax Liabilities:
     Prepaid expenses ..............................................................      (258)       (104)
     Deferred revenue ..............................................................    (3,858)       (370)
                                                                                        ------       -----
      Total deferred tax liabilities ...............................................    (4,116)       (474)
                                                                                        ------      ------

      Net deferred tax assets ......................................................    $   99      $2,842
                                                                                        ======      ======

(5)    LONG-TERM OBLIGATIONS AND OPERATING LEASES

Long-term obligations included the following:


                                                                                               1995         1994
                                                                                              ------       ------
                                                                                                (in thousands)
        Capital lease obligations for transportation equipment,
         9% to 11.9%, payable through 2002 ................................................  $  864        $2,171
        Notes payable, 7.7%, payable through 1996 .........................................      34            70
                                                                                             ------        ------
                                                                                                898         2,241
        Less - Current maturities .........................................................     186           325
                                                                                             ------        ------
                                                                                             $  712        $1,916
                                                                                             ======        ======



Property and equipment included the following amounts related to capital lease obligations:

                                                                                              1995          1994
                                                                                             ------        ------
                                                                                               (in thousands)

        Transportation equipment ..........................................................  $1,010        $2,954
        Less - Accumulated depreciation ...................................................     180           268
                                                                                             ------        ------
                                                                                             $  830        $2,686
                                                                                             ======        ======



Scheduled annual payments on the Company's long-term obligations and commitments for operating leases are as follows:




                                               Capital Leases
                                       --------------------------------
                                        Future    Interest   Principal     Other      Operating
                                       Payments   Portion     Portion      Debt         Leases
                                       --------   --------   ---------    -----       ----------
                                                             (in thousands)

1996 ............................       $  225      $ 73       $152         $34        $  518
1997 ............................          174        60        114           -           402
1998 ............................          164        49        115           -           201
1999 ............................          165        39        126           -             -
2000 ............................          164        27        137           -             -
Thereafter ......................          235        15        220           -             -
                                        ------      ----       ----         ---        ------
                                        $1,127      $263       $864         $34        $1,121
                                        ======      ====       ====         ===        ======


Excluded from the operating lease commitments above are scheduled rentals on tractors, trailers and containers with lease terms of one to seven years which have annual cancellation provisions. If these leases are not canceled, the additional future lease payments would be approximately $2,729,000, $1,905,000, $1,286,000, $1,211,000, $1,148,000 and $539,000 in 1996, 1997, 1998, 1999, 2000
and thereafter, respectively. The accompanying financial statements include rent expense of $6,220,000, $4,795,000 and $3,560,000 in 1995, 1994 and 1993,
respectively.

(6)    CONTINGENCIES AND COMMITMENTS

The Company is engaged in an arbitration proceeding filed by Roger Crouch, the Company's former Vice Chairman of the Board, as a result of the Company's termination of his employment agreement with the Company for cause. The arbitration is being conducted by the American Arbitration Association. Under the terms of the employment agreement, if Mr. Crouch prevails in the arbitration he is entitled to payment of his annual salary of $225,000 per year for the remaining seven years of the agreement. Mr. Crouch also contends he is entitled to certain bonus payments. The Company intends to vigorously defend the arbitration. Selection of the arbitrators is in process, but no date has been set for the hearing.

The Company is involved in various other legal proceedings generally incidental to its business. While the result of any litigation contains an element of uncertainty, the Company presently believes that the outcome of any known pending or threatened legal proceedings or claims, or all of them combined, will not have a material adverse effect on its results of operations or consolidated financial position.

(7)    STOCK INCENTIVE PLANS

At December 30, 1995, the Company has three stock-based compensation plans:
The 1995 Omnibus Stock Incentive Plan (the "1995 Plan"), the 1992 Non-qualified Stock Option Plan (the "1992 Plan") and the Amended and Restated 1986 Incentive Stock Option Plan (the "1986 Plan"). As a result of the adoption of the 1995 Plan on May 17, 1995, shares are no longer available for future grants under the 1992 and 1986 plans. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans.

The 1995 Plan provides for the granting of incentive stock options and non-qualified options to officers, key employees and non-employee directors at a price not less than 85% of the fair market value of the common stock on the date of grant. The 1995 Plan also provides for grants of restrictive stock awards and other stock awards to employees and stock awards to non-employee directors. The 1992 Plan provided for the granting of non-qualified options to officers, key employees and non-employee directors. The 1986 Plan provided for the granting of incentive stock options to key employees. At December 30, 1995, 1,179,524 shares were reserved for issuance under the three plans. Options are generally exercisable for ten years from the date of grant.


The following table is a summary of data regarding stock options:


                                                                           1995         1994          1993
                                                                         -------      --------      -------
For the year:
  Shares reserved for grant                                              600,000      275,000             -
  Options granted                                                         49,000      309,500         7,000
  Options cancelled                                                        2,699       19,800        15,750
  Options exercised                                                      106,702        5,700        10,000
  Weighted average per share exercise price of options exercised           $7.20        $8.00         $8.00
As of year end:
  Options outstanding                                                    622,349      682,750       398,750
  Options exercisable                                                    290,799      314,160       258,961
  Shares available for grant                                             557,175      331,441       346,141


The per share exercise prices of options outstanding as of December 30, 1995, ranged from $4.25 to $17.50 per share. The weighted average per share exercise price of options granted and cancelled during the year ended December 30, 1995 was $15.88 and $4.25, respectively. The weighted average per share exercise price of options exercisable at December 30, 1995, was $8.58.

In 1990, the Company granted stock appreciation rights for 52,000 shares of the Company's common stock at a base price of $4.25 per share to key employees of the Company. Stock appreciation rights for 14,000 shares were outstanding at December 30, 1995. The rights provide for cash payments to holders of the rights for increases in the market price of the Company's common stock as of April 1 of each year until and including April 1, 2000. The base price is adjusted each April 1 if the market closing price on that date is greater than the previous base price. The adjusted base prices as of April 1, 1995, 1994 and 1993 were $17.25, $14.75 and $8.75 per share, respectively. Compensation of $47,000, $85,000 and $85,000 was expensed under this plan in 1995, 1994 and 1993, respectively. As of December 30, 1995, no additional compensation has been accrued based on the closing market price of $16.13 per share on that date.

(8)    JOINT VENTURE

In 1991, Mark VII entered into a general partnership with a warehousing and distribution company to provide contract management services for a number of regional distribution centers for one of Mark VII's largest customers. The partnership, ERX Logistics ("ERX"), employs management, administrative personnel, drivers and warehousemen to operate the warehouses, tractors and trailers owned by the customer. Effective January 1, 1996, the partnership was dissolved and Mark VII and its former partner entered into a new operating agreement. Pursuant to this agreement, a new Michigan limited liability company was formed, ERX Logistics, L.L.C. The provisions of the operating agreement remained essentially the same as the former partnership agreement, with Mark VII maintaining a 50% interest in the venture.

The Company has guaranteed $1 million of a $5 million line of credit to provide working capital for ERX. This line is secured by accounts receivable of ERX. Borrowings under this line averaged $1,271,000 in 1995. The maximum month end borrowing was $2,411,000. The balance outstanding on this line was $1,019,000 at December 30, 1995.

(9)    RELATED PARTY TRANSACTIONS

Mark VII and Carriers routinely engaged in intercompany transactions as Carriers hauled freight for Mark VII's customers and as Mark VII brokered shipments for Carriers' customers. Transportation costs on Mark VII's shipments hauled by Carriers was $5,179,000 and $10,977,000 in 1994 and 1993, respectively. The Company's net revenue on Carriers' shipments brokered to Mark VII was $248,000 and $442,000 in 1994 and 1993, respectively. Due to the treatment of Carriers as a discontinued operation, these revenues and costs have not been eliminated in the accompanying financial statements


QUARTERLY FINANCIAL DATA (in thousands, except per share data) (Unaudited):

The results of operations for each of the four quarters of 1995 and 1994 are summarized below. The amounts below are unaudited, but, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such periods have been made.



                                                          FIRST         SECOND        THIRD       FOURTH
                                                         QUARTER        QUARTER      QUARTER     QUARTER
                                                         -------        -------      -------     -------
1995
----
Operating revenues .....................................  $105,457      $112,031    $114,852     $126,820
Operating income .......................................     1,441         2,496       2,460        2,092
Income before income taxes .............................     1,336         2,290       2,357        2,041
Net income .............................................       780         1,360       1,378        1,216

Earnings per share .....................................  $    .16      $    .27    $    .27     $    .24

1994
----
Operating revenues .....................................  $ 93,096      $109,712    $111,386     $114,578
Operating income .......................................       925         2,049       2,291        1,582
Income from continuing operations before income taxes ..       817         1,935       2,136        1,379
Income from continuing operations ......................       462         1,137       1,257          811
Loss on discontinued operations ........................         -        (1,286)          -            -
Net income (loss) ......................................       462          (149)      1,257          811

Earnings (loss) per share:
 Income from continuing operations .....................  $    .09      $    .23    $    .26     $    .17
 Loss on discontinued operations .......................         -          (.26)          -            -
 Net income (loss) .....................................       .09          (.03)        .26          .17

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Mark VII, Inc.:

     We have audited the accompanying consolidated balance sheets of MARK VII, INC. (a Missouri corporation) AND SUBSIDIARIES as of December 30, 1995 and December 31, 1994, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended December 30, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mark VII, Inc. and Subsidiaries as of December 30, 1995 and December 31, 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 1995, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                             /s/ Arthur Andersen LLP



Kansas City, Missouri,
February 13, 1996.

                                                                SCHEDULE II


                        MARK VII, INC. AND SUBSIDIARIES

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS



                                                BALANCE AT    ADDITIONS
                                                BEGINNING     CHARGED TO                                 BALANCE AT
                                                OF YEAR       EXPENSE       DEDUCTIONS     OTHER         END OF YEAR
                                                ----------    ----------    ----------     -----         -----------
Allowance for doubtful accounts
  (deducted from accounts receivable):

  1993 .......................................   $  558       $  887          $393         $  -            $1,052
  1994 .......................................    1,052          590           357            -             1,285
  1995 .......................................    1,285          581           530            -             1,336

Allowance for uncollectible notes
  (deducted from notes and other receivables):

  1993 .......................................   $   62       $  138          $ 88         $  -            $  112
  1994 .......................................      112          381            65           89               517
  1995 .......................................      517        1,521             -            -             2,038

                                 EXHIBIT INDEX



Exhibit
Number                       Description
-------       -------------------------------------------------


10.10         Employment and Noncompete Agreement between
              Michael J. Musacchio and Mark VII Logistics, a
              Division of Mark VII Transportation Co., Inc., a wholly owned subsidiary of the Registrant, dated as of June 1, 1995. Addendum to Employment and
              Noncompete Agreement between Michael J.
              Musacchio and Mark VII Logistics, dated as of September 1, 1995.

   11         Statement re:  Computation of Earnings per Share

   21         Subsidiaries of Registrant

   23         Consent of Independent Public Accountants

   27         Financial Data Schedule (SEC Use Only)