Form 10-Q
period 1996-03-30
MARK VII INC
filed 1996-05-14
CIK 795425

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                     ----------------------------------
                            Washington, D.C. 20549



                                   FORM 10-Q



        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 30, 1996

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                             ---------   ---------


                         Commission File No. 0-14810


                               MARK VII, INC.
                               ---------------
           (Exact name of Registrant as specified in its charter)



          Missouri                                           43-1074964
- -------------------------------                          -------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification No.)


965 Ridge Lake Boulevard, Suite 103
       Memphis, Tennessee                                        38120
- ----------------------------------------                 -------------------
(Address of principal executive offices)                       (Zip Code)


   Registrant's telephone number, including area code:     (901) 767-4455


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes ( X )      No (   )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                Outstanding at May 10, 1996
- ----------------------------                    ---------------------------
Common stock, $.10 par value                          4,589,061 Shares

                        MARK VII, INC. AND SUBSIDIARIES
               FORM 10-Q -- FOR THE QUARTER ENDED MARCH 30, 1996


                                     INDEX


                                                                            Page


Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          a)    Consolidated Statements of Income--Three Months Ended
                March 30, 1996 and April 1, 1995                             3

          b)    Consolidated Balance Sheets--March 30, 1996 and              4
                December 30, 1995

          c)    Consolidated Statements of Cash Flows for the Three months
                Ended March 30, 1996 and April 1, 1995                       5

          d)    Notes to Consolidated Financial Statements                   6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          8

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 10

Item 2.   Changes in Securities                                             10

Item 3.   Defaults Upon Senior Securities                                   10

Item 4.   Submission of Matters to a Vote of Security Holders               10

Item 5.   Other Information                                                 10

Item 6.   Exhibits and Reports on Form 8-K                                  10

          Signature                                                         11


PART I.     FINANCIAL INFORMATION.

ITEM 1.     FINANCIAL STATEMENTS.



                        MARK VII, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                    FOR THE THREE MONTHS ENDED
                                                    ---------------------------
                                                    MAR. 30, 1996  APR. 1, 1995
                                                    -------------  ------------
OPERATING REVENUES                                    $122,030        $105,457
TRANSPORTATION COSTS                                   105,725          89,791
                                                      --------        --------
NET REVENUES                                            16,305          15,666

OPERATING EXPENSES:
  Salaries and related costs                             4,088           3,903
  Selling, general and administrative                    8,829           8,731
  Equipment rents                                        1,354           1,330
  Depreciation and amortization                            295             261
                                                      --------        --------
     Total Operating Expenses                           14,566          14,225

OPERATING INCOME                                         1,739           1,441

INTEREST AND OTHER EXPENSE, NET                             93             105
                                                      --------        --------

INCOME BEFORE PROVISION FOR INCOME TAXES                 1,646           1,336

PROVISION FOR INCOME TAXES                                 691             556
                                                      --------        --------

NET INCOME                                            $    955        $    780
                                                      ========        ========


EARNINGS PER SHARE                                    $    .20        $    .16
                                                      ========        ========


AVERAGE COMMON SHARES AND EQUIVALENTS OUTSTANDING        4,825           4,911

DIVIDENDS PAID                                             -               -








              See "Notes to Consolidated Financial Statements."

                        MARK VII, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)



                                                         MAR. 30, 1996  DEC. 30, 1995
                                                         -------------  -------------
                            ASSETS                        (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                                 $   411        $   272
  Accounts receivable, net of allowance                      50,631         55,778
  Notes and other receivables, net of allowance               8,241          6,789
  Other current assets                                        1,185          1,415
                                                            -------        -------
     Total current assets                                    60,468         64,254

DEFERRED INCOME TAXES                                           694          1,385
NET PROPERTY AND EQUIPMENT                                    4,163          4,399
INTANGIBLES AND OTHER ASSETS                                  2,749          4,106
NET ASSETS OF DISCONTINUED OPERATIONS                         2,512          2,008
                                                            -------        -------
                                                            $70,586        $76,152
                                                            =======        =======


               LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accrued transportation expenses                           $37,368        $43,246
  Deferred income taxes                                       1,286          1,286
  Other current and accrued liabilities                       6,170          4,330
  Borrowings under line of credit                               -              690
                                                            -------        -------
     Total current liabilities                               44,824         49,552
                                                            -------        -------

LONG-TERM OBLIGATIONS                                           671            712
                                                            -------        -------

CONTINGENCIES AND COMMITMENTS (Notes 2 and 4)

SHAREHOLDERS' INVESTMENT:
  Common stock, $.10 par value, authorized 10,000,000
     shares, issued 4,888,761 shares                            489            489
  Paid-in capital                                            27,875         27,875
  Retained earnings                                           1,915            960
                                                            -------       --------
                                                             30,279         29,324
  Less: 300,000 and 200,000 shares of treasury stock,
     at cost                                                 (5,188)        (3,436)
                                                            -------        -------
Total shareholders' investment                               25,091         25,888
                                                            -------        -------
                                                            $70,586        $76,152
                                                            =======        =======







               See "Notes to Consolidated Financial Statements."

                        MARK VII, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                      FOR THE THREE MONTHS ENDED
                                                      --------------------------
                                                     MAR. 30, 1996   APR. 1, 1995
                                                     -------------   ------------
OPERATING ACTIVITIES:
 Net cash provided by operating activities                $3,205         $1,484
                                                          ------         ------

INVESTING ACTIVITIES:
 Additions to property and equipment, net                    (60)           (19)
                                                          ------         ------

FINANCING ACTIVITIES:
 Proceeds received from exercise of stock options              -            275
 Purchase of treasury stock                               (1,751)             -
 Net borrowings (repayments) under line of credit           (690)           764
 Other                                                       (61)           (86)
                                                          ------         ------
 Net cash provided by (used for) financing activities     (2,502)           953
                                                          ------         ------

Net cash provided by continuing operations                   643          2,418

Net cash used in discontinued operations                    (504)        (2,846)
                                                          ------         ------

Net increase (decrease)  in cash and cash equivalents        139           (428)

 Cash and cash equivalents:
  Beginning of period                                        272          1,246
                                                          ------         ------
  End of period                                           $  411         $  818
                                                          ======         ======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest                                                    44            166
  Income taxes, net of refunds received                       93            886










               See "Notes to Consolidated Financial Statements."

                        MARK VII, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)   GENERAL:

      The consolidated financial statements include Mark VII, Inc., a Missouri corporation, and its wholly owned subsidiaries, collectively referred to herein as "the Company". The Company is a sales, marketing and service organization that acts as a provider of transportation services and a transportation logistics manager. The Company has a network of transportation sales personnel that provides services throughout the United States, as well as Mexico and Canada. The principal operations of the Company are conducted by its transportation services subsidiary, Mark VII Transportation Company, Inc. ("Mark VII").

      The condensed, consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. For this reason, the condensed, consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's 1995 Annual Report on Form 10-K.

      The results for the three months ended March 30, 1996 are not necessarily indicative of the results for the entire year 1996.

(2)   JOINT VENTURE:

      The Company has guaranteed $1 million of a $5 million line of credit to provide working capital for ERX Logistics, L.L.C. ("ERX"). ERX is a Michigan limited liability company formed by Mark VII and a warehousing and distribution company to provide contract management services for a number of regional distribution centers for one of the Company's largest customers. The line is secured by accounts receivable of ERX. The outstanding borrowing at March 30, 1996 was $3,470,000.

(3)   LEGAL PROCEEDINGS:

      The Company is engaged in an arbitration proceeding filed by Roger
      Crouch, the Company's former Vice Chairman of the Board, as a result of the Company's termination of his employment agreement with the Company for cause. The arbitration is being conducted by the American Arbitration Association. Under the terms of the agreement, if Mr. Crouch prevails in the arbitration he is entitled to payment of his annual salary of $225,000 per year for the remaining seven years of the agreement. Mr. Crouch also contends he is entitled to certain bonus payments. The Company intends to vigorously defend the arbitration. Selection of the arbitrators is in process, but no date has been set for the hearing.

(4)   NEW ACCOUNTING PRONOUNCEMENTS:

      The Company adopted Statement of Financial Accounting Standard (SFAS) No. 121 "Accounting for Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of" during the first quarter of 1996. The adoption of this accounting standard had no material effect on the Company's results of operations or consolidated financial position. SFAS No. 123 "Accounting for Stock-Based Compensation" was issued in October, 1995 for fiscal years beginning after December 15, 1995. The Company has not adopted this method of accounting, but will instead continue to apply the accounting provisions of Accounting Principles Board Opinion, No. 25 "Accounting for Stock Issued to Employees' and related Interpretations in accounting for its employee stock options. The Company will, however, comply with the disclosure requirements of the new standard, beginning with the annual financial statements issued for the year ending December 29, 1996.

MARK VII, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three months ended March 30, 1996 vs. three months ended April 1, 1995


     The following table sets forth the percentage relationship of the Company's revenues and expense items to operating revenues for the periods indicated:




                                                          THREE MONTHS
                                                       -----------------
                                                        1996       1995
                                                       ------     ------

     OPERATING REVENUES                                 100.0%     100.0%
     TRANSPORTATION COSTS                                86.6       85.1
                                                        -----      -----
     NET REVENUES                                        13.4       14.9

     OPERATING EXPENSES:
        Salaries, wages and related costs                 3.4        3.7
        Selling, general and administrative               7.2        8.3
        Equipment rents                                   1.1        1.3
        Depreciation and amortization                      .2         .2
                                                        -----      -----
            TOTAL OPERATING EXPENSES                     11.9       13.5
                                                        -----      -----

     OPERATING INCOME                                     1.5        1.4

     INTEREST AND OTHER EXPENSE, NET                       .1         .1
                                                        -----      -----

     INCOME FROM CONTINUING OPERATIONS BEFORE
        INCOME TAXES                                      1.4%       1.3%
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

     Operating Income. The total number of shipments for the quarter increased 16% to 108,000 in 1996 versus 93,000 for the same period of 1995. This increase in the number of shipments resulted from the expansion of services to
existing and new customers.   The active sales force responsible for generating
these sales increases, including agents, was 252 at the end of the first quarter of 1996 compared to 249 at the end of the first quarter of 1995.

     The Company's dedicated trucking fleets included in logistics management operations have historically reported higher net revenues as a percentage of operating revenues than the Company's transportation services operations because a greater portion of the costs generated by the dedicated trucking fleets are included in equipment rents, salaries and related costs, and selling, general and administrative costs. Management closed a portion of these operations at the end of 1995, resulting in decreased net revenues as a percentage of revenue for the first quarter of 1996. The decrease in net revenue as a percentage of revenue was offset by decreases in operating
expenses as a percent of revenues.   During the quarter, the Company
experienced a slight increase in rates in truck brokerage as excess capacity decreased marginally in the transportation market due to normal seasonal shipping trends not experienced in the first quarter of 1995. The effect of the increase in rates was offset by volume improvements and did not negatively impact operating income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital needs have been met through cash flow provided from operations and a line of credit from a bank. Mark VII maintains a $20 million line of credit. This line bears interest at 1/2% over the bank's prime rate and expires in July 1997. The Company pays a fee of 1.5% on outstanding letters of credit and a commitment fee of .38% on the average daily unused portion of the line. The line is secured by accounts receivable and other assets of Mark VII and is guaranteed by the Company. At March 30, 1996, the available line of credit was $12,371,000 and letters of credit totaling $7,629,000 had been issued on Mark VII's behalf to secure insurance deductibles and purchases of operating services.

     At March 30, 1996 the Company had a ratio of current assets to current liabilities of approximately 1.6 to 1. Management believes that the Company will have sufficient cash flow from operations and borrowing capacity to cover its operating needs and capital requirements for the foreseeable future.

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

Item 1.   Legal Proceedings.                                     NONE

Item 2.   Changes in Securities.                                 NONE

Item 3.   Defaults Upon Senior Securities.                       NONE

Item 4.   Submission of Matters to a Vote of Security Holders.   NONE

Item 5.   Other Information.                                     NONE

Item 6.   Exhibits and Reports on Form 8-K.


          (a)  Exhibits

          Exhibit No.           Description
          -----------           -----------
              27           Financial Data Schedule (for SEC use only)

          (b) Reports on Form 8-K.

          NONE.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Mark VII, Inc.
                                     (Registrant)



May 13, 1996                         /s/ J. Michael Head
- ------------                         ------------------------------------------
  (Date)                             J. Michael Head, Executive Vice President,
                                        Chief Financial Officer, Treasurer
                                        (Principal Financial and Accounting
                                        Officer)