Form 10-Q
period 1996-06-29
MARK VII INC
filed 1996-08-12
CIK 795425

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 29, 1996

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______________ to ____________


                          Commission File No. 0-14810



                                    MARK VII, INC.
                 ------------------------------------------------------
                 (Exact name of Registrant as specified in its charter)



                     Delaware                                 43-1074964
        -------------------------------                  -------------------
        (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                  Identification No.)


       965 Ridge Lake Boulevard, Suite 103
               Memphis, Tennessee                              38120
     ----------------------------------------                ----------
     (Address of principal executive offices)                (Zip Code)


     Registrant's telephone number, including area code:     (901) 767-4455


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes ( X ) No (   )

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                     Outstanding at August 2, 1996
      ----------------------------         -----------------------------
      Common stock, $.10 par value               4,579,861 Shares

                        MARK VII, INC. AND SUBSIDIARIES
                FORM 10-Q -- FOR THE QUARTER ENDED JUNE 29, 1996


                                     INDEX

                                                                         Page
Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


          a) Consolidated Statements of Income--Three Months Ended
             June 29, 1996 and July 1, 1995                               3

          b) Consolidated Statements of Income--Six Months Ended
             June 29, 1996 and July 1, 1995                               4

          c) Consolidated Balance Sheets--June 29, 1996 and
             December 30, 1995                                            5

          d) Condensed Consolidated Statements of Cash Flows for the
             Six months Ended June 29, 1996 and July 1, 1995              6

          e) Notes to Consolidated Financial Statements                   7

 Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                    8

 Part II.    OTHER INFORMATION

 Item 1.     Legal Proceedings                                           10

 Item 2.     Changes in Securities                                       10

 Item 3.     Defaults Upon Senior Securities                             10

 Item 4.     Submission of Matters to a Vote of Security Holders         10

 Item 5.     Other Information                                           10

 Item 6.     Exhibits and Reports on Form 8-K                            10

             Signature                                                   12


PART I.     FINANCIAL INFORMATION.
ITEM 1.     FINANCIAL STATEMENTS.


                        MARK VII, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                   FOR THE THREE MONTHS ENDED
                                                   ---------------------------
                                                   JUNE 29, 1996  JULY 1, 1995
                                                   -------------  ------------
OPERATING REVENUES                                   $142,755        $112,031
TRANSPORTATION COSTS                                  123,994          94,956
                                                     --------        --------
NET REVENUES                                           18,761          17,075

OPERATING EXPENSES:
  Salaries and related costs                            4,249           4,011
  Selling, general and administrative                   9,774           9,056
  Equipment rents                                       1,627           1,210
  Depreciation and amortization                           241             302
                                                     --------        --------
     Total Operating Expenses                          15,891          14,579

OPERATING INCOME                                        2,870           2,496

INTEREST AND OTHER EXPENSE, NET                            80             206
                                                     --------        --------

INCOME BEFORE PROVISION FOR INCOME TAXES                2,790           2,290

PROVISION FOR INCOME TAXES                              1,172             930
                                                     --------        --------

NET INCOME                                           $  1,618        $  1,360
                                                     ========        ========


EARNINGS PER SHARE                                   $    .34        $    .27
                                                     ========        ========


AVERAGE COMMON SHARES AND EQUIVALENTS OUTSTANDING       4,783           5,010

DIVIDENDS PAID                                             -               -



















               See "Notes to Consolidated Financial Statements."

                        MARK VII, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                   FOR THE SIX MONTHS ENDED
                                                  ---------------------------
                                                  JUNE 29, 1996  JULY 1, 1995
                                                  -------------  ------------
OPERATING REVENUES                                  $264,785        $217,488
TRANSPORTATION COSTS                                 229,719         184,747
                                                    --------        --------
NET REVENUES                                          35,066          32,741

OPERATING EXPENSES:
  Salaries and related costs                           8,337           7,914
  Selling, general and administrative                 18,603          17,787
  Equipment rents                                      2,981           2,540
  Depreciation and amortization                          536             563
                                                    --------        --------
     Total Operating Expenses                         30,457          28,804

OPERATING INCOME                                       4,609           3,937

INTEREST AND OTHER EXPENSE, NET                          173             311
                                                    --------        --------

INCOME BEFORE PROVISION FOR INCOME TAXES               4,436           3,626

PROVISION FOR INCOME TAXES                             1,863           1,486
                                                    --------        --------

NET INCOME                                          $  2,573        $  2,140
                                                    ========        ========


EARNINGS PER SHARE                                  $    .54        $    .43
                                                    ========        ========


AVERAGE COMMON SHARES AND EQUIVALENTS OUTSTANDING      4,804           4,961

DIVIDENDS PAID                                             -               -





















               See "Notes to Consolidated Financial Statements."

                        MARK VII, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                           JUNE 29, 1996   DEC. 30, 1995
                                                           -------------   -------------
                            ASSETS                          (Unaudited)
                            ------
CURRENT ASSETS:
  Cash and cash equivalents                                    $   409        $   272
  Accounts receivable, net of allowance                         62,274         55,778
  Notes and other receivables, net of allowance                  6,054          6,789
  Other current assets                                             415          1,415
                                                               -------        -------
     Total current assets                                       69,152         64,254

DEFERRED INCOME TAXES                                            1,248          1,385
NET PROPERTY AND EQUIPMENT                                       4,137          4,399
INTANGIBLES AND OTHER ASSETS                                     2,682          4,106
NET ASSETS OF DISCONTINUED OPERATIONS                            2,769          2,008
                                                               -------        -------
                                                               $79,988        $76,152
                                                               =======        =======


               LIABILITIES AND SHAREHOLDERS' INVESTMENT
               ----------------------------------------
CURRENT LIABILITIES:
  Accrued transportation expenses                              $44,600        $43,246
  Deferred income taxes                                          1,005          1,286
  Other current and accrued liabilities                          7,217          4,330
  Borrowings under line of credit                                    -            690
                                                               -------        -------
     Total current liabilities                                  52,822         49,552
                                                               -------        -------

LONG-TERM OBLIGATIONS                                              652            712
                                                               -------        -------

CONTINGENCIES AND COMMITMENTS (Notes 2 and 3)

SHAREHOLDERS' INVESTMENT:
  Common stock, $.10 par value, authorized 10,000,000
     shares, issued 4,889,061 and 4,888,761 shares                 489            489
  Paid-in capital                                               27,880         27,875
  Retained earnings                                              3,533            960
                                                               -------        -------
                                                                31,902         29,324
  Less:  310,000 and  200,000 shares of treasury stock,
     at cost                                                   (5,388)        (3,436)
                                                               -------        -------
Total shareholders' investment                                  26,514         25,888
                                                               -------        -------
                                                               $79,988        $76,152
                                                               =======        =======














               See "Notes to Consolidated Financial Statements."

                        MARK VII, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                     FOR THE SIX MONTHS ENDED
                                                  -----------------------------
                                                  JUNE 29, 1996   JULY 1, 1995
                                                  -------------   ------------
   OPERATING ACTIVITIES:
    Net cash provided by operating activities         $ 3,922        $10,546
                                                      -------        -------

   INVESTING ACTIVITIES:
    Additions to property and equipment                  (569)          (233)
    Retirements of property and equipment                 296             65
                                                      -------        -------
    Net cash used for investing activities               (273)          (168)
                                                      -------        -------

   FINANCING ACTIVITIES:
    Proceeds received from exercise of stock options        -            772
    Purchase of treasury stock                         (1,952)             -
    Repayments of long-term obligations                  (108)          (178)
    Net repayments under line of credit                  (690)        (8,546)
                                                      -------        -------
    Net cash used for financing activities             (2,750)        (7,952)
                                                      -------        -------

   Net cash provided by continuing operations             899          2,426

   Net cash used in discontinued operations              (762)        (1,264)
                                                      -------        -------

   Net increase in cash and cash equivalents              137          1,162

    Cash and cash equivalents:
     Beginning of period                                  272          1,246
                                                      -------        -------
     End of period                                    $   409        $ 2,408
                                                      =======        =======


   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
     Interest                                              62            275
     Income taxes, net of refunds received              1,127            915



















               See "Notes to Consolidated Financial Statements."

                        MARK VII, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)   GENERAL:

      The consolidated financial statements include Mark VII, Inc., a Delaware corporation, and its wholly owned subsidiaries, collectively referred to herein as "the Company". The Company is a sales, marketing and service organization that acts as a provider of transportation services and a manager of transportation logistics. The Company has a network of transportation sales personnel that provides services throughout the United States, as well as Mexico and Canada. The principal operations of the Company are conducted by its transportation services subsidiary, Mark VII Transportation Company, Inc. ("Mark VII").

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

      The results for the three and six months ended June 29, 1996 are not necessarily indicative of the results for the entire year 1996.

(2)   JOINT VENTURE:

      The Company has guaranteed $1 million of a $5 million line of credit to provide working capital for ERX Logistics, L.L.C. ("ERX"). ERX is a Michigan limited liability company formed by Mark VII and a warehousing and distribution company to provide contract management services for a number of regional distribution centers for one of the Company's largest customers. The line is secured by accounts receivable of ERX. The outstanding borrowing at June 29, 1996 was $2,646,000.

(3)   LEGAL PROCEEDINGS:

      The Company is engaged in an arbitration proceeding filed by Roger
      Crouch, the Company's former Vice Chairman of the Board, as a result of the Company's termination of his employment agreement with the Company for cause. The arbitration is being conducted by the American Arbitration Association. Under the terms of the agreement, if Mr. Crouch prevails in the arbitration he is entitled to payment of his annual salary of $225,000 per year for the remaining seven years of the agreement. Mr. Crouch also contends he is entitled to certain bonus payments and stock options, and also seeks attorneys' fees, interest and punitive damages. The Company intends to vigorously defend itself in this matter. An arbitration panel of three arbitrators has been selected and the hearing is scheduled to commence on February 3, 1997.

MARK VII, INC. AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

Three and six months ended  June 29, 1996 vs. three and six months ended
     July 1, 1995.

     The following table sets forth the percentage relationship of the Company's revenues and expense items to operating revenues for the periods indicated:


                                                 QUARTER        SIX MONTHS
                                              --------------  --------------
                                               1996    1995    1996    1995
                                              ------  ------  ------  ------

    OPERATING REVENUES                         100.0%  100.0%  100.0%  100.0%
    TRANSPORTATION COSTS                        86.9    84.8    86.8    84.9
                                               -----   -----   -----   -----
    NET REVENUES                                13.1    15.2    13.2    15.1

    OPERATING EXPENSES:
       Salaries, wages and related costs         3.0     3.5     3.1     3.6
       Selling, general and administrative       6.8     8.1     7.0     8.2
       Equipment rents                           1.1     1.1     1.1     1.2
       Depreciation and amortization              .1      .3      .2      .3
                                               -----   -----   -----   -----
           TOTAL OPERATING EXPENSES             11.0    13.0    11.4    13.3
                                               -----   -----   -----   -----

    OPERATING INCOME                             2.1     2.2     1.8     1.8

    INTEREST AND OTHER EXPENSE, NET               .1      .2      .1      .1
                                               -----   -----   -----   -----

    INCOME FROM CONTINUING OPERATIONS BEFORE
       INCOME TAXES                              2.0%    2.0%    1.7%    1.7%
                                               =====    ====   =====    ====



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

     Operating Income. The total number of shipments for the second quarter increased 21% to 127,000 in 1996 versus 105,000 for the same period of 1995. Year-to-date, the number of shipments was 235,000, up 19% from the 198,000 shipments for the same period of 1995. This increase in the number of shipments resulted from the expansion of services to existing and new customers.

     The Company's dedicated trucking fleets included in logistics management operations have historically reported higher net revenues as a percentage of operating revenues than the Company's transportation services operations because a greater portion of the costs generated by the dedicated trucking fleets are included in equipment rents, salaries and related costs, and selling, general and administrative costs. Management closed a portion of these operations at the end of 1995, resulting in decreased net revenues as a percentage of revenues for the first six months of 1996. The decrease in net revenue as a percentage of revenue was offset by decreases in operating
expenses as a percentage of revenues.   During the first and second quarters of
1996, the Company experienced a slight increase in rates in truck brokerage as excess capacity decreased marginally in the transportation market. The effect of the increase in rates was offset by volume improvements and did not negatively impact operating income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital needs have been met through cash flow provided from operations and a line of credit from a bank. Mark VII maintains a $20 million line of credit. This line bears interest at 1/2% over the bank's prime rate and expires in July 1997. The Company pays a fee of 1.5% on outstanding letters of credit and a commitment fee of .38% on the average daily unused portion of the line. The line is secured by accounts receivable and other assets of Mark VII and is guaranteed by the Company. Among other restrictions, the terms of the line of credit requires the Company to maintain consolidated tangible net worth of $21 million in 1996 and $23 million thereafter, and to obtain the approval of the lender before paying dividends. At June 29, 1996, the available line of credit was $12,231,000 and letters of credit totaling $7,769,000 had been issued on Mark VII's behalf to secure insurance deductibles and purchases of operating services.

     At June 29, 1996 the Company had a ratio of current assets to current liabilities of approximately 1.31 to 1. Management believes that the Company will have sufficient cash flow from operations and borrowing capacity to cover its operating needs and capital requirements for the foreseeable future.

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

Item 1.   Legal Proceedings.                                    NONE

Item 2.   Changes in Securities.                                NONE

Item 3.   Defaults Upon Senior Securities.                      NONE

Item 4.   Submission of Matters to a Vote of Security Holders.


          (a) The Annual Meeting of Shareholders of the Company was held on May 22, 1996.

          (b) Not Applicable

          (c) 1. Election of Directors. All nominees for director were elected pursuant to the following vote:


                 Name of Nominee       Votes in favor  Withheld
                 --------------------  --------------  --------
                 R. C. Matney            4,117,496      257,825
                 J. Michael Head         4,117,496      257,825
                 James T. Graves         4,117,496      257,825
                 David H. Wedaman        4,117,496      257,825
                 Douglas Wm. List        4,117,496      257,825
                 William E. Greenwood    4,117,496      257,825
                 Dr. Jay U. Sterling     4,117,496      257,825
                 Thomas J. Fitzgerald    4,117,496      257,825


            2. Approval of the proposal to change the state of incorporation of the Company from Missouri to Delaware:
                 3,070,698 votes in favor; 727,758 votes against; 574,038
                 broker non-votes; and 2,827 shares abstained from voting.

            3.   Approval of the amendment of the 1995 Omnibus
                 Stock Incentive Plan: 3,375,331 votes in favor; 411,494 votes against; 581,946 broker non-votes; and 6,550 shares abstained from voting.

          (d) Not Applicable

Item 5. Other Information.

            Except for historical information contained herein, certain of the matters discussed above are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth herein.

Item 6. Exhibits and Reports on Form 8-K.

          (a) Exhibits


        Exhibit No.                   Description
        -----------                   -----------
            27            Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K.

     The Registrant filed a current report on Form 8-K, dated May 23, 1996, reporting under Item 5 - Other Events, the merger of Mark VII, Inc., a Missouri corporation ("Mark VII Missouri"), with and into Mark VII, Inc., a Delaware corporation ("Mark VII Delaware"), a wholly owned subsidiary of Mark VII Missouri, pursuant to an Agreement and Plan of Merger dated as of May 2, 1996, by and between Mark VII Missouri and Mark VII Delaware.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Mark VII, Inc.
                              (Registrant)




August 8, 1996                /s/ J. Michael Head
- ---------------               -------------------------------------------------
     (Date)                   J. Michael Head, Executive Vice President, Chief
                              Financial Officer, Treasurer (Principal Financial
                              and Accounting Officer)