Form 10-Q
period 1996-09-28
MARK VII INC
filed 1996-11-12
CIK 795425

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 28, 1996

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______________ to ____________

                          Commission File No. 0-14810


                                MARK VII, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                    Delaware                             43-1074964
          ------------------------------             ------------------
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)             Identification No.)

          965 Ridge Lake Boulevard, Suite 103
                    Memphis, Tennessee                             38120
         --------------------------------------                   --------
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                      Outstanding at November 8, 1996
         ----------------------------           -------------------------------
         Common stock, $.10 par value                   4,617,661 Shares

                        MARK VII, INC. AND SUBSIDIARIES
             FORM 10-Q -- FOR THE QUARTER ENDED SEPTEMBER 28, 1996

                                     INDEX

                                                                                 Page
Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            a)    Consolidated Statements of Income--Three Months Ended
                  September 28, 1996 and September 30, 1995                        3

            b)    Consolidated Statements of Income--Nine Months Ended
                  September 28, 1996 and September 30, 1995                        4

            c)    Consolidated Balance Sheets--September 28, 1996 and              5
                  December 30, 1995

            d)    Condensed Consolidated Statements of Cash Flows for the
                  Nine months Ended September 28, 1996 and September 30, 1995      6

            e)    Notes to Consolidated Financial Statements                       7

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                              8

Part II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                     10

Item 2.     Changes in Securities                                                 10

Item 3.     Defaults Upon Senior Securities                                       10

Item 4.     Submission of Matters to a Vote of Security Holders                   10

Item 5.     Other Information                                                     10

Item 6.     Exhibits and Reports on Form 8-K                                      10

            Signature                                                             11

PART I.     FINANCIAL INFORMATION.
ITEM 1.     FINANCIAL STATEMENTS.

                        MARK VII, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                       FOR THE THREE MONTHS ENDED
                                                  ----------------------------------
                                                  SEPT. 28, 1996      SEPT. 30, 1995
                                                  --------------      --------------
OPERATING REVENUES                                    $143,701           $114,852
TRANSPORTATION COSTS                                   124,493             97,582
                                                      --------           --------
NET REVENUES                                            19,208             17,270

OPERATING EXPENSES:
    Salaries and related costs                           3,911              4,111
    Selling, general and administrative                 12,307             10,699
                                                      --------           --------
       Total Operating Expenses                         16,218             14,810

OPERATING INCOME                                         2,990              2,460

INTEREST AND OTHER EXPENSE, NET                             43                103
                                                      --------           --------

INCOME BEFORE PROVISION FOR INCOME TAXES                 2,947              2,357

PROVISION FOR INCOME TAXES                               1,238                979
                                                      --------           --------

NET INCOME                                            $  1,709           $  1,378
                                                      ========           ========

EARNINGS PER SHARE                                    $    .36           $    .27
                                                      ========           ========

AVERAGE COMMON SHARES AND EQUIVALENTS OUTSTANDING        4,789              5,071

DIVIDENDS PAID                                            --                 --














               See "Notes to Consolidated Financial Statements."

                        MARK VII, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                       FOR THE NINE MONTHS ENDED
                                                  ----------------------------------
                                                  SEPT. 28, 1996      SEPT. 30, 1995
                                                  --------------      --------------
OPERATING REVENUES                                    $408,486           $332,340
TRANSPORTATION COSTS                                   354,212            282,329
                                                      --------           --------
NET REVENUES                                            54,274             50,011

OPERATING EXPENSES:
    Salaries and related costs                          12,248             12,025
    Selling, general and administrative                 34,427             31,589
                                                      --------           --------
       Total Operating Expenses                         46,675             43,614

OPERATING INCOME                                         7,599              6,397

INTEREST AND OTHER EXPENSE, NET                            216                414
                                                      --------           --------

INCOME BEFORE PROVISION FOR INCOME TAXES                 7,383              5,983

PROVISION FOR INCOME TAXES                               3,101              2,465
                                                      --------           --------

NET INCOME                                            $  4,282           $  3,518
                                                      ========           ========

EARNINGS PER SHARE                                    $    .89           $    .71
                                                      ========           ========

AVERAGE COMMON SHARES AND EQUIVALENTS OUTSTANDING        4,799              4,975

DIVIDENDS PAID                                            --                 --











               See "Notes to Consolidated Financial Statements."

                        MARK VII, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                          SEPT. 28, 1996    DEC. 30, 1995
                                                          --------------    -------------
                         ASSETS                            (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                $    414          $    272
    Accounts receivable, net of allowance                      63,442            55,778
    Notes and other receivables, net of allowance               6,569             6,789
    Other current assets                                          272             1,415
                                                             --------          --------
       Total current assets                                    70,697            64,254

DEFERRED INCOME TAXES                                           1,205             1,385
NET PROPERTY AND EQUIPMENT                                      4,298             4,399
INTANGIBLES AND OTHER ASSETS                                    2,708             4,106
NET ASSETS OF DISCONTINUED OPERATIONS                           2,694             2,008
                                                             --------          --------
                                                             $ 81,602          $ 76,152
                                                             ========          ========


           LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
    Accrued transportation expenses                          $ 45,604          $ 43,246
    Deferred income taxes                                         416             1,286
    Other current and accrued liabilities                       7,133             4,330
    Borrowings under line of credit                              --                 690
                                                             --------          --------
       Total current liabilities                               53,153            49,552
                                                             --------          --------

LONG-TERM OBLIGATIONS                                             625               712
                                                             --------          --------

CONTINGENCIES AND COMMITMENTS (Notes 2 and 3)

SHAREHOLDERS' INVESTMENT:
    Common stock, $.10 par value, authorized 10,000,000
       shares, issued 4,895,861 and 4,888,761 shares              490               489
    Paid-in capital                                            27,946            27,875
    Retained earnings                                           5,242               960
                                                             --------          --------
                                                               33,678            29,324
    Less:  332,000 and  200,000 shares of treasury stock,
       at cost                                                 (5,854)           (3,436)
                                                             --------          --------
Total shareholders' investment                                 27,824            25,888
                                                             --------          --------
                                                             $ 81,602          $ 76,152
                                                             ========          ========










               See "Notes to Consolidated Financial Statements."

                        MARK VII, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                             FOR THE NINE MONTHS ENDED
                                                          -------------------------------
                                                          SEPT. 28, 1996   SEPT. 30, 1995
                                                          --------------   --------------
OPERATING ACTIVITIES:
   Net cash provided by operating activities                 $  5,115          $  9,599
                                                             --------          --------

INVESTING ACTIVITIES:
   Additions to property and equipment                         (1,242)             (510)
   Retirements of property and equipment                          518               381
                                                             --------          --------
   Net cash used for investing activities                        (724)             (129)
                                                             --------          --------

FINANCING ACTIVITIES:
   Proceeds received from exercise of stock options                51               778
   Purchase of treasury stock                                  (2,417)             --
   Repayments of long-term obligations                           (156)           (1,386)
   Net repayments under line of credit                           (690)           (8,546)
                                                             --------          --------

   Net cash used for financing activities                      (3,212)           (9,154)
                                                             --------          --------

Net cash provided by continuing operations                      1,179               316

Net cash used in discontinued operations                       (1,037)           (1,397)
                                                             --------          --------

Net increase (decrease) in cash and cash equivalents              142            (1,081)
   Cash and cash equivalents:
    Beginning of period                                           272             1,246
                                                             --------          --------
    End of period                                            $    414          $    165
                                                             ========          ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                     210               309
     Income taxes, net of refunds received                      2,053             1,392












               See "Notes to Consolidated Financial Statements."

                        MARK VII, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)      GENERAL:

         The consolidated financial statements include Mark VII, Inc., a Delaware corporation, and its wholly owned subsidiaries, collectively referred to herein as "the Company". The Company is a sales, marketing and service organization that acts as a provider of transportation services and a manager of transportation logistics. The Company has a network of transportation sales personnel that provides services throughout the United States, as well as Mexico and Canada. The principal operations of the Company are conducted by its transportation services subsidiary, Mark VII Transportation Company, Inc.("Mark VII").

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

         The results for the three and nine months ended September 28, 1996 are not necessarily indicative of the results for the entire year 1996.

(2)     JOINT VENTURE:

        The Company has guaranteed $1 million of a $5 million line of credit to provide working capital for ERX Logistics, L.L.C. ("ERX"). ERX is a Michigan limited liability company formed by Mark VII and a warehousing and distribution company to provide contract management services for a number of regional distribution centers for one of the Company's largest customers. The line is secured by accounts receivable of ERX. This line had no outstanding balance at September 28, 1996.

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

MARK VII, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three and nine months ended September 28, 1996 vs. three and nine months ended September 30, 1995.

        The following table sets forth the percentage relationship of the Company's revenues and expense items to operating revenues for the periods indicated:


                                                                QUARTER                    NINE MONTHS
                                                          ------------------           -------------------
                                                          1996          1995           1996           1995
                                                          ----          ----           ----           ----
       OPERATING REVENUES                                 100.0%        100.0%         100.0%         100.0%
       TRANSPORTATION COSTS                                86.6          84.9           86.7           85.0
                                                          -----         -----          -----          -----
       NET REVENUES                                        13.4          15.1           13.3           15.0

       OPERATING EXPENSES:

           Salaries, wages and related costs                2.7           3.6            3.0            3.6
           Selling, general and administrative              8.6           9.3            8.4            9.5
                                                          -----         -----          -----          -----
                TOTAL OPERATING EXPENSES                   11.3          12.9           11.4           13.1
                                                          -----         -----          -----          -----

       OPERATING INCOME                                     2.1           2.2            1.9            1.9

       INTEREST AND OTHER EXPENSE, NET                       -             .1             .1             .1
                                                          -----         -----          -----          -----

       INCOME FROM CONTINUING OPERATIONS BEFORE
           INCOME TAXES                                     2.1%          2.1%           1.8%           1.8%
                                                          =====         =====          ======         =====


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

        Selling, general and administrative expenses include the percentage of the net revenues paid to agencies as consideration for providing sales and marketing, arranging for movement of shipments, entering billing and accounts payable information on shipments and maintaining customer relations, as well as other operating expenses. The logistics management and dedicated trucking operations incur a greater portion of their costs in salaries and related costs and selling, general and administrative costs than do the Company's transportation services operation.

        Operating Income. The total number of shipments for the third quarter increased 22% to 131,000 in 1996 versus 107,000 for the same period of 1995. Year-to-date, the number of shipments was 367,000, up 20% from the 305,000 shipments for the same period of 1995. This increase in the number of shipments resulted from the expansion of services to existing and new customers.

        The Company's dedicated trucking fleets included in logistics management operations have historically reported higher net revenues as a percentage of operating revenues than the Company's transportation services operations because a greater portion of the costs generated by the dedicated trucking fleets are included in salaries and related costs and selling, general and administrative costs. Management closed a portion of these operations at the end of 1995, resulting in decreased net revenues as a percentage of revenues for the first nine months of 1996. The decrease in net revenue as a percentage of revenue was offset by decreases in operating expenses as a percentage of revenues. During 1996, the Company has experienced a slight increase in rates in truck brokerage as excess capacity has decreased marginally in the transportation market. The effect of the increase in rates was offset by volume improvements and did not negatively impact operating income.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital needs have been met through cash flow provided from operations and a line of credit from a bank. Mark VII maintains a $20 million line of credit. This line bears interest at 1/2% over the bank's prime rate and expires in July 1997. The Company pays a fee of 1.5% on outstanding letters of credit and a commitment fee of .38% on the average daily unused portion of the line. The line is secured by accounts receivable and other assets of Mark VII and is guaranteed by the Company. Among other restrictions, the terms of the line of credit requires the Company to maintain consolidated tangible net worth of $21 million in 1996 and $23 million thereafter, and to obtain the approval of the lender before paying dividends. At September 28, 1996, the available line of credit was $12,231,000 and letters of credit totaling $7,769,000 had been issued on Mark VII's behalf to secure insurance deductibles and purchases of operating services.

        At September 28, 1996 the Company had a ratio of current assets to current liabilities of approximately 1.6 to 1. Management believes that the Company will have sufficient cash flow from operations and borrowing capacity to cover its operating needs and capital requirements for the foreseeable future.

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

                              Mark VII, Inc.
                              (Registrant)



 November 11, 1996            /s/  Philip L. Dunavant
 -----------------            ------------------------------------------------
    (Date)                    Philip L. Dunavant, Vice President and Chief
                                 Financial Officer (Principal Financial
                                 and Accounting Officer)