Form 10-K405
period 1996-12-28
MARK VII INC
filed 1997-03-27
CIK 795425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 28, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to .

                           Commission File No. 0-14810

                                 MARK VII, INC.
             (Exact name of Registrant as specified in its charter)

              Delaware
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock, $.10 par value, held by non-affiliates of the Registrant on March 10, 1997, based upon the last sale price of such stock on that date was $131,875,000. At March 10, 1997, 4,635,322 shares of Common Stock, $.10 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents                                                  Form 10-K Reference
---------                                                  -------------------
Notice of 1997 Annual Meeting of              Part III, Items 10, 11, 12 and 13
Shareholders and Proxy Statement to be
filed within 120 days of December 28, 1996, excluding therefrom the sections titled
"Board Compensation Committee Report on
Executive Compensation" and "Performance
Graph"

                        MARK VII, INC. AND SUBSIDIARIES

                         1996 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS



                                                                                                                Page
                                                                                                                ----
                                                     PART I

   Item  1.    Business .......................................................................................    2

   Item  2.    Properties......................................................................................    4

   Item  3.    Legal Proceedings...............................................................................    5

   Item  4.    Submission of Matters to a Vote of Security Holders.............................................    5

                                                     PART II

   Item  5.    Market for Registrant's Common Equity and Related Stockholder Matters                               6

   Item  6.    Selected Financial Data.........................................................................    7

   Item  7.    Management's Discussion and Analysis of Financial Condition and Results of Operations               8

   Item  8.    Financial Statements and Supplementary Data.....................................................   10

   Item  9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures              10

                                                     PART III

   Item 10.    Directors and Executive Officers of the Registrant..............................................   10

   Item 11.    Executive Compensation..........................................................................   10

   Item 12.    Security Ownership of Certain Beneficial Owners and Management..................................   10

   Item 13.    Certain Relationships and Related Transactions..................................................   10

                                                     PART IV

   Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                   11


                                     PART I

ITEM 1. BUSINESS

GENERAL

         Mark VII, Inc. (the "Company") is a holding company, the principal assets of which are its transportation services subsidiary, Mark VII Transportation Company, Inc. ("Mark VII") and Mark VII's subsidiaries. The Company is a Delaware corporation, but was originally organized in 1976 as a Missouri corporation. The Company is a service organization that acts as a provider of transportation and logistics services. As a provider of transportation services, the Company arranges for domestic and international transportation, using a number of different transportation modes, including rail, truck, ship and air. As a logistics manager, the Company provides its customers with value-added elements of the distribution chain, such as private fleet management, warehousing and regional and local distribution.

         The Company has established a network of transportation sales personnel and logistics managers at its headquarters in Memphis, Tennessee and 111 branch sales offices in 33 states. The majority of the Company's branch offices are operated by independent commission agents responsible for the client relationships, office expenses and billing. The Company supports its agency offices by providing expertise in multiple transportation modes, rate negotiation and logistics design, as well as administrative and credit services.

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

SERVICES PROVIDED

         The Company's transportation services can be broadly classified into the following categories:

         Transaction-Based Services. "Transaction based services" are identified with the traditional freight brokerage business where a shipper calls a transportation services company to arrange for service on a shipment-by-shipment basis. The transportation services company then assumes responsibility for the transportation carrier's obligations to perform in accordance with the shipper's specifications. Similarly, a carrier may call the transportation services company when it has resources available to transport freight. The transportation services company arranges a match and adds a fee to the carrier's rate.

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

         "Information/knowledge based services" involve management and consultation on any and all aspects of transportation for a shipper or carrier, including dedicated fleet, warehousing and risk management. The Company utilizes its sales network to design transportation and distribution programs for customers with complex logistical needs. For example,

ERX Logistics, L.L.C., a joint venture between the Company and a warehousing firm, provides a major household appliance manufacturer with warehousing and time-sensitive delivery of its appliances to its dealers and building contractor customers.

         The Company also offers risk management and single source leasing services. The risk management group markets all lines of insurance needed for a transportation company and serves as a provider of consultation services, driver recruiting, safety program design, regulatory compliance and claims handling. These services may be used separately or combined with the overall logistics management function. Under the Company's single source leasing program, the Company will arrange the lease of a fully licensed and insured tractor, trailer and driver on behalf of the fleet operator.

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

         Truck Services. Truck services involve arranging for the pick up and delivery of shipments that will be transported over the road using trucks. In addition to locating appropriate equipment to meet shippers' needs, trucklines actively solicit shipments from the Company's sales offices. Although the Company owns or leases only a limited equipment base, it has access to an abundant supply of truckload units provided by trucklines meeting the Company's safety and service criteria.

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

AGENCY NETWORK AND OPERATIONS

         Mark VII's operations are decentralized and are conducted primarily in branch offices. Of the 111 branch offices, 17 are operated by Mark VII and 94 are operated under agency agreements. Contracts with agents have a duration of ten years and are terminable by either party on each anniversary of the agreement by giving 30 days' notice. Although the Company's contracts with its agents are non-exclusive, the Company's agents generally do not provide services on behalf of other transportation services companies. Agency offices operate as independent businesses, responsible for all costs associated with sales, operations, billing and any related overhead for these items and are compensated by a percentage of fees associated with transportation arranged. Each of the agency branches is responsible for obtaining its own office facilities. Offices operated by employees, rather than agents, are structured as stand-alone business units. Most offices have one to four operations people, who are responsible for controlling all aspects of executing the shipment, including (i) taking the order from the customer, (ii) arranging for transportation services,
(iii) monitoring progress of the shipment and reporting back to the customer and
(iv) billing the customer on the Company's invoices. To foster the growth of its agency network, the Company provides new agents with advances to cover start-up and initial operating costs. These advances are typically repaid over 24 months.

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

         The Company's air freight forwarding business is subject to regulation, as an indirect air cargo carrier, under the Federal Aviation Act (the "Act") by the DOT. The DOT's Economic Aviation Regulations exempt domestic air freight forwarders from most, but not all, of the Act's requirements. The major provisions of the Act that remain applicable to the Company forbid solicitation of certain rebates, require the carrier to provide safe service, equipment and facilities, prohibit discrimination with respect to foreign air cargo transportation, prohibit unfair or deceptive practices and authorize the DOT to inquire into the carrier's management for certain purposes.

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

EMPLOYEES

         The Company employed 310 individuals at March 7, 1997. The employees were not represented by a collective bargaining unit. Management considers relations with its employees to be good.

ITEM 2. PROPERTIES

         All of the Company's operations at the 17 company branch locations are conducted in office space under leases with terms of less than four years. Although the Company owns the land and building which houses its administrative offices in Indianapolis, Indiana, the Company's other two principal administrative offices are located in leased space in Memphis, Tennessee and Kansas City, Missouri. Each of the 94 agency branches is responsible for obtaining its own office facilities.

         The Company also owns, and is holding for sale or lease, office, maintenance and fuel facilities in St. Joseph, Missouri and Joplin, Missouri and a four acre tract in Los Angeles, California. The Los Angeles property has been leased through December 2000.

ITEM 3. LEGAL PROCEEDINGS

         At year end, the Company was engaged in an arbitration proceeding filed by Roger Crouch, the Company's former Vice Chairman of the Board, as a result of the Company's termination of his employment agreement for cause in December 1995. Mr. Crouch was seeking payment of his annual salary of $225,000 per year for the remaining seven years of the employment agreement, as well as certain bonus payments. The matter was settled in January 1997. According to the terms of the settlement, Mr. Crouch was compensated for approximately 13 months at a rate less than the salary provided for in the original employment agreement. The Company and Mr. Crouch also entered into a consulting agreement on February 3, 1997 with a term of approximately six years which provides for consulting fees, at a rate less than the salary provided for in the original employment agreement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company during the three months ended December 28, 1996.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

         The Company's common stock trades on the Nasdaq Stock Market's National Market System under the symbol: MVII. The following table sets forth the high and low sale prices per share of the common stock for the periods indicated, as reported by the Nasdaq Stock Market:

                                                                          High       Low
                  1995                                                    ----       ---
                  ----
                  First Quarter...................................    $  18 1/2    $ 11 1/8
                  Second Quarter..................................       17 7/8      16 1/8
                  Third Quarter...................................       20 1/2      16 3/8
                  Fourth Quarter..................................       20 5/8      15 1/2

                  1996
                  ----
                  First Quarter...................................    $  17 7/8    $ 16
                  Second Quarter..................................       20 5/8      17 1/4
                  Third Quarter...................................       22          20 1/8
                  Fourth Quarter..................................       29 1/2      21 3/8

                  1997
                  ----
                  First Quarter (through March 7, 1997)...........    $  31 1/2    $ 27 5/8

         On March 7, 1997, the last sale price per share of the common stock was $31 1/4. At March 7, 1997, there were 200 holders of record, representing an estimated 1,500 individual holders of the Company's common stock.

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

ITEM 6.           SELECTED FINANCIAL DATA

         The following selected consolidated financial data as of and for each of the years in the five-year period ended December 28, 1996 are derived from the Company's consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants. The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto, and Report of Independent Public Accountants thereon, for the most recent three years, included elsewhere in this Annual Report.

                                                                      FISCAL YEAR (1)
                                             --------------------------------------------------------------
                                                1992          1993          1994         1995        1996
                                             ---------     ---------     ---------     --------    --------
                                                        (in thousands, except per share data)
STATEMENTS OF INCOME INFORMATION:
  Operating revenues ....................    $ 264,881     $ 341,532     $ 428,772     $459,160    $563,913
  Transportation costs ..................      230,100       296,656       370,232      391,845     489,292
                                             ---------     ---------     ---------     --------    --------
  Net revenues ..........................       34,781        44,876        58,540       67,315      74,621

  Operating income ......................        3,645         4,457         6,847        8,489      10,205

  Income from continuing operations
     before income taxes ................        3,035         4,199         6,267        8,024       9,952

  Income from continuing operations .....        1,791         2,490         3,667        4,734       5,772
  Loss from and on discontinued
   operations(2) ........................       (2,427)      (13,754)       (1,286)        --          --
                                             ---------     ---------     ---------     --------    --------
  Net income (loss) .....................    $    (636)    $ (11,264)    $   2,381     $  4,734    $  5,772
                                             =========     =========     =========     ========    ========

  Earnings (loss) per share:
   Income from continuing operations ....    $     .38     $     .51     $     .75     $    .95    $   1.20
   Income (loss) from and on discontinued
    operations (2) ......................         (.51)        (2.84)         (.26)        --          --
                                             ---------     ---------     ---------     --------    --------
   Net income (loss) ....................    $    (.13)    $   (2.33)    $     .49     $    .95    $   1.20
                                             =========     =========     =========     ========    ========

  Average common shares and equivalents
    outstanding .........................        4,743         4,841         4,901        4,995       4,808


BALANCE SHEET DATA:
  Total assets of continuing operations .    $  37,479     $  53,585     $  70,205     $ 74,144    $ 90,992
  Total debt of continuing operations ...        5,940        11,337        10,787        1,588         747
  Shareholders' investment ..............       32,230        21,047        23,473       25,888      30,038

(1) The Company's fiscal year ends on the Saturday nearest December 31. Fiscal years 1993, 1994, 1995 and 1996 included 52 weeks and fiscal year 1992 included 53 weeks.

(2) The historical operations of the Company's former truckload business have been classified as a discontinued operation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal Years 1996 Compared to 1995 and 1995 Compared to 1994


          The following table sets forth the percentage relationship of the Company's revenue and expense items to operating revenues for the periods indicated:

                                                       FISCAL YEAR
                                               -----------------------------
                                                1996       1995       1994
                                               ------     ------     ------
Operating revenues ......................       100.0%     100.0%     100.0%
Transportation costs ....................        86.8       85.3       86.3
                                               ------     ------     ------
Net revenues ............................        13.2       14.7       13.7

Operating expenses:
      Salaries and related costs ........         2.9        3.5        3.2
      Selling, general and administrative         8.5        9.4        8.8
                                               ------     ------     ------
          Total operating expenses ......        11.4       12.9       12.0
                                               ------     ------     ------

Operating income ........................         1.8        1.8        1.7

Interest and other expense ..............        --           .1         .2
                                               ------     ------     ------

Income from continuing operations
      before income taxes ...............         1.8%       1.7%       1.5%
                                               ======     ======     ======


          General - The transportation services operation contracts with carriers for the transportation of freight by rail, truck, ocean or air for shippers. Operating revenues include the carriers' charges for carrying shipments plus commissions and fees, as well as revenues from fixed fee arrangements on a portion of the Company's integrated logistics projects. The carriers with whom the Company contracts provide transportation equipment, the charge for which is included in transportation costs. As a result, the primary operating costs incurred by the transportation services operations and logistics projects are for purchased transportation. Net revenues include only the commissions and fees.

          Selling, general and administrative expenses primarily consist of the percentage of net revenue paid to agencies and independent sales contractors as consideration for providing sales and marketing, arranging for movement of shipments, entering billing and accounts payable information on shipments and maintaining customer relations, as well as other company operating expenses. Certain costs incurred by the Company's dedicated trucking fleets are also reported in salaries and related costs and selling, general and administrative expenses.

          Revenues - The Company's total number of shipments were 503,000, 414,000, and 368,000 in 1996, 1995 and 1994, respectively. Increases in shipments of 21% and 13% in 1996 and 1995, respectively, were the result of expanded services to both new and existing customers. The Company also increased the number of sales offices by four offices in 1995 and 11 offices in 1996.

          Revenues from the Company's temperature-controlled freight operations have remained comparable in 1996 following the decline from 1994 to 1995 resulting from management's decision during the fourth quarter of 1994 to limit this service to a core group of customers. Revenues from these operations were $15,047,000 in 1996, $14,996,000 in 1995 and $23,324,000 in 1994. The net
revenues from these operations were $2,768,000 in 1996, $2,864,000 in 1995 and $6,242,000 in 1994.

         Net Revenues. The Company's net revenues as a percentage of operating revenues were 13.2%, 14.7% and 13.7%, in 1996, 1995 and 1994, respectively. Net revenues as a percentage of operating revenues increased in 1995 due to the growth of the Company's dedicated trucking fleets. During 1996, the Company closed many of its unprofitable dedicated trucking operations, resulting in decreased net revenues as a percentage of operating revenues in 1996. These fluctuations in net revenues as a percentage of operating revenues during 1996 and 1995 have been offset by proportionate changes in operating expenses as a percentage of operating revenues.

          In recent years, variances in the growth rate of the Company's transportation modes has not significantly impacted the growth of net revenues, but it has resulted in fluctuations in the growth of operating revenues and purchased transportation costs. Brokered truck shipments, because of their shorter length of haul, generate lower operating revenues and purchased transportation costs per shipment than intermodal, but each produce similar net revenues per shipment. During 1995, incremental growth of the Company's truck brokerage business and shifts in transportation mode from intermodal to truck carriers due to excess truck capacity resulted in an increase in operating revenues of only 7%. Net revenue growth, however, was comparable to the increase in volume due to similar net revenues on a per shipment basis. In 1996, brokered truck shipments and intermodal shipments each grew incrementally, resulting in net revenue growth which was more comparable to the growth of operating revenues and purchased transportation costs.

          Operating Expenses - As discussed above in net revenues, the closing of certain dedicated trucking fleets has resulted in fluctuations in operating expenses as a percentage of operating revenues. In general, the Company's dedicated trucking fleets have relatively higher fixed costs compared to operating revenues than the Company's transportation services and logistics management operations.

          Interest and Other Expense, Net - Interest and other expenses declined 46% in 1996 and 20% in 1995 due to decreased borrowings under the line of credit as cash flow from operations have been adequate in 1996 and 1995 to cover most of the Company's operating needs and capital requirements.

          Provision for Income Taxes - The Company's effective tax rates were 42%, 41%, and 41.5% in 1996, 1995 and 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's working capital needs have been met through cash flow from operations and a line of credit from a lending institution. Mark VII maintains a $20 million line of credit which bears interest at 1/2% over the bank's prime rate. The original term of the line of credit expires in July 1997, but may be extended, by mutual agreement of the lender and the Company, for subsequent periods of one year each, thereafter. The Company pays a fee of 1.5% on outstanding letters of credit and a commitment fee of .38% on the average daily unused portion of the line. The line is secured by accounts receivable and other assets of Mark VII and is guaranteed by the Company. At December 28, 1996, $32,000 was outstanding on the line of credit and letters of credit totaling $7,769,000 had been issued on Mark VII's behalf to secure insurance deductibles and purchases of operating services, resulting in a remaining balance available to borrow of $12,199,000.

          Among other restrictions, the terms of the line of credit require that the Company earn $2,000,000 in consolidated income from continuing operations annually and maintain consolidated tangible net worth of $21,000,000 in 1996 and $23,000,000 thereafter and obtain approval of the lender before paying dividends. The line of credit agreement allows for adjustments to the net worth requirements under certain circumstances, one of which is the repurchase of the Company's stock. After adjustment for stock repurchases, the consolidated tangible net worth required to be maintained for 1996 is $16,000,000.

          At December 28, 1996, the Company had a ratio of current assets to current liabilities of approximately 1.32 to 1. Management believes that the Company will have sufficient cash flow from operations and borrowing capacity to cover its operating needs and capital requirements for the foreseeable future.

OTHER INFORMATION

         Except for the historical information contained herein, this document contains forward-looking statements based on management's current expectations of the Company's near term results, based on current information available pertaining to the Company. Actual future results and trends may differ materially depending on a variety of factors, including competition in the marketplace, changes in the carrier base, changes in capacity and changes in government regulations.

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

                   Index to Consolidated Financial Statements
                                                                                          Page
                                                                                          ----
         Consolidated Balance Sheets....................................................  15
         Consolidated Statements of Income..............................................  16
         Consolidated Statements of Shareholders' Investment ...........................  17
         Consolidated Statements of Cash Flows..........................................  18
         Notes to Consolidated Financial Statements.....................................  19
         Report of Independent Public Accountants.......................................  26

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The sections entitled "Election of Directors" and "Executive Officers and Key Employees" of the Company's Notice of 1997 Annual Meeting of Shareholders and Proxy Statement which will be filed within 120 days of December 28, 1996 are incorporated herein by reference.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         The information required hereunder is incorporated by reference from the section entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Company's Notice of 1997 Annual Meeting of Shareholders and Proxy Statement which will be filed within 120 days of December 28, 1996.

ITEM 11, 12, AND 13. EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required under these items is incorporated by reference from the Company's Notice of 1997 Annual Meeting of Shareholders and Proxy Statement which will be filed within 120 days of December 28, 1996.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) Financial Statements

         All financial statements of the Registrant as set forth under Item 8 of this Annual Report on Form 10-K.

         (2) Financial Statement Schedules

              Schedule
              Number                      Description             Page of 1996 10-K
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


         (3) Exhibits


Exhibit                                                                      Page Number or Incorporation
Number          Description                                                         by Reference to
------          -----------                                                         ---------------
   2            Agreement and Plan of Merger dated as of May 2,              Annex A to Proxy Statement for
                1996 between Mark VII, Inc., a Missouri                      1996 Annual Meeting of Shareholders
                corporation ("Mark VII Missouri"), and Mark VII,
                Inc., a Delaware corporation and wholly owned
                subsidiary of Mark VII Missouri.

  3(a)          Certificate of Incorporation                                 Annex B to Proxy Statement for
                                                                             1996 Annual Meeting of Shareholders

  3(b)          By-Laws of Mark VII, Inc.                                    Annex C to Proxy Statement for
                                                                             1996 Annual Meeting of Shareholders

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


Exhibit                                                                      Page Number or Incorporation
Number          Description                                                         by Reference to
------          -----------                                                         ---------------
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

  10.10    *    Employment and Noncompete Agreement between                  Exhibit 10.10 to 1995 Annual Report
                Michael J. Musacchio and Mark VII Logistics, a               on Form 10-K
                Division of Mark VII Transportation Co., Inc., a
                wholly owned subsidiary of the Registrant dated
                as of June 1, 1995.  Addendum to Employment and
                Noncompete Agreement between Michael J.
                Musacchio and Mark VII Logistics dated as of
                September 1, 1995.

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

  10.13         Guaranty, Surety Agreement and Security Agreement,           Exhibit 10.3 to Quarterly Report
                dated August 10, 1994 by MNX Carriers, Inc. in favor         of Form 10-Q for the period ending
                of Marine Midland Business Loans, Inc.                       July 2, 1994

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


Exhibit                                                                      Page Number or Incorporation
Number          Description                                                         by Reference to
------          -----------                                                         ---------------
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

  10.19         Mark VII, Inc. 1995 Omnibus Stock Incentive                  Appendix A to Proxy Statement for
                Plan                                                         1995 Annual Meeting of Shareholders

  10.20         Amendment No. 1 to the Mark VII, Inc. 1995                   Annex E to Proxy Statement for 1995
                Omnibus Stock Incentive Plan                                 Annual Meeting of Shareholders

    11          Statement re: Computation of Earnings per Share              Filed herewith

    21          Subsidiaries of Registrant                                   Filed herewith

    23          Consent of Independent Public Accountants                    Filed herewith

    27          Financial Data Schedule                                      Filed herewith

----------------
           *    Management contracts or compensatory plans


(b)      Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           MARK VII, INC.


                                           By:  /s/ R.C. Matney
                                                --------------------------------
                                                R. C. Matney
                                                Chairman of the Board, President
                                                and Chief Executive Officer

Date: March 26, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                                     TITLE                                     DATE

/s/  R.C. Matney                    Chairman of the Board, President,              March 26 , 1997
-------------------------------     Chief Executive Officer and Director
R. C. Matney


/s/  Philip L. Dunavant             Vice President-Finance, Chief Financial        March 26, 1997
-------------------------------     Officer (Principal Financial and Accounting
Philip L. Dunavant                  Officer)



/s/  James T. Graves                Vice Chairman, Secretary, General Counsel      March 26, 1997
--------------------------------    and Director
James T. Graves


/s/  David H. Wedaman               Executive Vice President, Chief Operating      March 26, 1997
--------------------------------    Officer and Director
David H. Wedaman


/s/  Douglass Wm. List              Director                                       March 26, 1997
--------------------------------
Douglass Wm. List


/s/  William E. Greenwood           Director                                       March 26, 1997
--------------------------------
William E. Greenwood


/s/  Jay U. Sterling                Director                                       March 26, 1997
--------------------------------
Dr. Jay U. Sterling


/s/  Thomas J. Fitzgerald           Director                                       March 26, 1997
--------------------------------
Thomas J. Fitzgerald


                         MARK VII, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)

                                                                                         DECEMBER 28,   DECEMBER 30,
                                                                                            1996           1995
                                                                                          --------       --------
                                     ASSETS
Current Assets:
   Cash and cash equivalents .......................................................      $    959       $    272
   Accounts receivable, less allowances of $1,693 and
     $1,336 in 1996 and 1995, respectively .........................................        73,315         55,778
   Notes and other receivables, less allowances of $1,611
     and $2,038 in 1996 and 1995, respectively .....................................         7,583          6,789
   Other current assets ............................................................         1,131          1,415
                                                                                          --------       --------
     Total current assets ..........................................................        82,988         64,254
                                                                                          --------       --------

Deferred Income Taxes ..............................................................           946          1,385
                                                                                          --------       --------

Property and Equipment, at cost:
   Transportation equipment ........................................................         4,915          5,100
   Computer equipment, furniture and other .........................................         3,817          3,292
                                                                                          --------       --------
                                                                                             8,732          8,392
   Less:  Accumulated depreciation .................................................         4,214          3,993
                                                                                          --------       --------
     Net property and equipment ....................................................         4,518          4,399
                                                                                          --------       --------

Net Assets of Discontinued Operations ..............................................         2,605          2,008
                                                                                          --------       --------

Intangible and Other Assets ........................................................         2,540          4,106
                                                                                          --------       --------
                                                                                          $ 93,597       $ 76,152
                                                                                          ========       ========

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
   Accrued  transportation charges .................................................      $ 52,734       $ 43,246
   Deferred income taxes ...........................................................         2,193          1,286
   Other current and accrued liabilities ...........................................         8,031          5,020
                                                                                          --------       --------
     Total current liabilities .....................................................        62,958         49,552
                                                                                          --------       --------

Long-Term Obligations ..............................................................           601            712
                                                                                          --------       --------

Contingencies and Commitments (Note 5)

Shareholders' Investment:
   Common stock, $.10 par value, authorized 10,000,000 shares; issued 4,950,522
     shares in 1996 and 4,888,761 shares in 1995 ...................................           495            489
   Paid-in capital .................................................................        28,665         27,875
   Retained earnings ...............................................................         6,732            960
                                                                                          --------       --------
                                                                                            35,892         29,324
   Less:  Treasury stock, at cost, 332,000 shares in 1996 and 200,000 shares in 1995        (5,854)        (3,436)
                                                                                          --------       --------
     Total shareholders' investment ................................................        30,038         25,888
                                                                                          --------       --------
                                                                                          $ 93,597       $ 76,152
                                                                                          ========       ========



      The accompanying notes are an integral part of these balance sheets.

                         MARK VII, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)


                                                                                       FOR THE YEARS ENDED
                                                                         ------------------------------------------------
                                                                           DECEMBER 28,    DECEMBER 30,      DECEMBER 31,
                                                                              1996             1995              1994
                                                                         -----------       -----------       -----------
Operating Revenues ................................................      $   563,913       $   459,160       $   428,772
Transportation Costs ..............................................          489,292           391,845           370,232
                                                                         -----------       -----------       -----------
Net Revenues ......................................................           74,621            67,315            58,540

Operating Expenses:
   Salaries and related costs .....................................           16,501            16,170            13,926
   Selling, general and administrative ............................           47,915            42,656            37,767
                                                                         -----------       -----------       -----------
     Total Operating Expenses .....................................           64,416            58,826            51,693
                                                                         -----------       -----------       -----------

Operating Income ..................................................           10,205             8,489             6,847

Other Expense (Income):
   Interest expense ...............................................              266               494               685
   Interest income ................................................             (177)             (193)             (270)
   Other ..........................................................              164               164               165
                                                                         -----------       -----------       -----------
     Total Other Expense, Net .....................................              253               465               580
                                                                         -----------       -----------       -----------

Income From Continuing Operations Before Income Taxes .............            9,952             8,024             6,267

Provision For Income Taxes ........................................            4,180             3,290             2,600
                                                                         -----------       -----------       -----------

Income From Continuing Operations .................................            5,772             4,734             3,667


Loss On Discontinued Operations (less income tax benefit of $1,160)             --                --              (1,286)
                                                                         -----------       -----------       -----------

Net Income ........................................................      $     5,772       $     4,734       $     2,381
                                                                         ===========       ===========       ===========

Earnings Per Share:
     Income from continuing operations ............................      $      1.20       $       .95       $       .75
     Loss on discontinued operations ..............................             --                --                (.26)
                                                                         -----------       -----------       -----------
     Net income ...................................................      $      1.20       $       .95       $       .49
                                                                         ===========       ===========       ===========

Average Common Shares and Equivalents Outstanding .................        4,808,000         4,995,000         4,901,000



        The accompanying notes are an integral part of these statements.

                         MARK VII, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
                                 (In thousands)


                                               COMMON STOCK      PAID-IN       RETAINED    TREASURY
                                             SHARES    AMOUNT    CAPITAL       EARNINGS      STOCK          TOTAL
                                             ------    ------    -------       --------      -----          -----

Balance, January 1, 1994 ..............      4,776      $477      $26,724      $(6,155)      $  --         $ 21,046
   Net income .........................       --         --          --          2,381          --            2,381
   Issuance of common stock under
     stock-based compensation plans ...          5         1           45         --            --               46
                                             -----      ----      -------      -------       -------       --------

Balance, December 31, 1994 ............      4,781       478       26,769       (3,774)         --           23,473
   Net income .........................       --         --          --          4,734          --            4,734
   Issuance of common stock under
     stock-based compensation plans ...        107        11        1,106         --            --            1,117
   Purchase of  treasury stock (200,000
     shares) ..........................       --         --          --           --          (3,436)        (3,436)
                                             -----      ----      -------      -------       -------       --------

Balance, December 30, 1995 ............      4,888       489       27,875          960        (3,436)        25,888
   Net income .........................       --         --          --          5,772          --            5,772
   Issuance of common stock under
     stock-based compensation plans ...         63         6          790         --            --              796
   Purchase of treasury stock (132,000
     shares) ..........................       --         --          --           --          (2,418)        (2,418)
                                             -----      ----      -------      -------       -------       --------

Balance, December 28, 1996 ............      4,951      $495      $28,665      $ 6,732       $(5,854)      $ 30,038
                                             =====      ====      =======      =======       =======       ========



        The accompanying notes are an integral part of these statements.

                         MARK VII, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                           FOR THE YEARS ENDED
                                                                  -----------------------------------------
                                                                  DECEMBER 28,  DECEMBER 30,   DECEMBER 31,
                                                                     1996           1995           1994
                                                                   --------       --------       --------

Operating Activities:
   Net income ...............................................      $  5,772       $  4,734       $  2,381
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Loss on discontinued operations ......................          --             --            1,286
       Depreciation .........................................         1,130          1,154          1,268
       Amortization .........................................           254            330            361
       Provision for doubtful accounts and notes receivable .         2,014          2,102            972
       Provision for deferred income taxes ..................         1,803          2,139            652
       Changes in assets and liabilities:
         Accounts receivable ................................       (19,009)        (5,171)       (12,614)
         Accrued transportation charges .....................         9,488          9,599          7,510
         Other ..............................................         3,846         (2,351)        (1,218)
                                                                   --------       --------       --------
   Net cash provided by operating activities ................         5,298         12,536            598
                                                                   --------       --------       --------

Investing Activities:
   Additions to property and equipment ......................        (1,821)          (767)        (1,852)
   Retirements of property and equipment ....................           572            524            532
                                                                   --------       --------       --------
   Net cash used for investing activities ...................        (1,249)          (243)        (1,320)
                                                                   --------       --------       --------

Financing Activities:
   Exercise of stock options ................................           494            769             46
   Repayments of long-term obligations ......................          (183)        (1,419)          (479)
   Net repayments under line of credit ......................          (658)        (7,856)        (2,530)
   Purchase of treasury stock ...............................        (2,418)        (3,436)          --
   Other ....................................................          --             --             (244)
                                                                   --------       --------       --------
   Net cash used for financing activities ...................        (2,765)       (11,942)        (3,207)
                                                                   --------       --------       --------

Net cash provided by (used in) continuing operations ........         1,284            351         (3,929)

Net cash provided by (used in) discontinued operations ......          (597)        (1,325)         4,884
                                                                   --------       --------       --------

Net increase (decrease) in cash and cash equivalents ........           687           (974)           955

Cash and cash equivalents:

   Beginning of year ........................................           272          1,246            291
                                                                   --------       --------       --------

   End of year ..............................................      $    959       $    272       $  1,246
                                                                   ========       ========       ========

Supplemental Disclosure of Cash Flow Information:

   Cash paid during the year for:
     Interest ...............................................      $    196       $    361       $    685
     Income taxes, net of refunds received ..................         2,731          1,180            852

Supplemental Schedule of Non-cash Financing Activities:

   Direct financings under debt and capital lease obligations      $   --         $     77       $  2,459



        The accompanying notes are an integral part of these statements.

                         MARK VII, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REPORTING ENTITY AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include Mark VII, Inc., a Delaware corporation, and its wholly owned subsidiaries, collectively referred to herein as the "Company." The Company is a sales, marketing and service organization that acts as a provider of transportation services and a transportation logistics manager. The Company has a network of transportation sales personnel that provides services throughout the United States, as well as Mexico and Canada. The principal operations of the Company are conducted by its transportation services subsidiary, Mark VII Transportation Company, Inc. ("Mark VII"). As a result of the sale of substantially all of the assets of the Company's truckload subsidiaries completed on October 3, 1994 (the "Asset Sale"), the operations of MNX Carriers, Inc. ("Carriers") and its subsidiaries (Missouri-Nebraska Express, Inc. ("Mo-Neb"), MNX Trucking, Inc. and MNX Transport, Inc.) are reported as a discontinued operation in these consolidated financial statements.

REVENUE

Revenues earned as a third party agent include the carriers' charges for carrying the shipment plus commissions and fees, as well as revenues from fixed fee arrangements on a portion of the Company's integrated logistics projects. Revenues and related expenses are recognized on completion of the Company's service obligation.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization of property and equipment are provided using the straight-line method based on the estimated useful lives of the respective assets as follows:

      Transportation equipment                       3 to 7 years
      Computer equipment, furniture and other        3 to 10 years

The accompanying financial statements include depreciation expense of $1,130,000, $1,154,000 and $1,268,000 in 1996, 1995 and 1994, respectively.

CASH AND CASH EQUIVALENTS

The Company considers cash on hand, deposits in banks, certificates of deposit and short-term marketable securities with maturities of 90 days or less when purchased, as cash and cash equivalents.

The Company utilizes a cash management system under which cash overdrafts exist in the book balances of its primary disbursing accounts. These overdrafts represent the uncleared checks in the disbursing accounts. The cash amounts presented in the consolidated financial statements represent balances on deposit at other locations, prior to their transfer to the primary disbursing accounts. Uncleared checks of $6,515,000 and $7,059,000 are included in accrued transportation charges at December 28, 1996 and December 30, 1995, respectively.

INTANGIBLE ASSETS

Goodwill and other intangible assets are being amortized on the straight-line basis over 10 to 20 years. Goodwill and other intangible assets consisted of the following:

                                                              1996          1995
                                                            --------      --------
                                                                (in thousands)

         Goodwill and other intangible assets...............$  3,321      $  3,321
         Less accumulated amortization......................   1,437         1,222
                                                            --------      --------
                                                            $  1,884      $  2,099
                                                            ========      ========


FISCAL YEAR

The Company's fiscal year ends on the Saturday nearest December 31. Operations in 1994, 1995 and 1996 included 52 weeks.

EARNINGS PER SHARE

Earnings per share are computed by dividing income by the average common shares outstanding plus the dilutive effect of common stock equivalents outstanding, using the treasury stock method based on the average market price of the Company's common stock. Fully diluted earnings per share are not materially different from primary earnings per share.

NEW ACCOUNTING PRONOUNCEMENT

A new accounting pronouncement, Statement of Financial Accounting Standards
(SFAS) No. 121 "Accounting for Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of" was issued in March, 1995 and became effective for fiscal years beginning after December 15, 1995. The adoption of this accounting standard did not have a material effect on the Company's results of operations or consolidated financial position.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1994 and 1995 financial statements to conform to the 1996 presentation.

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

(2) CREDIT FACILITY

Mark VII has a $20 million line of credit agreement. This line bears interest at 1/2% over the bank's prime rate. The original term of the line of credit expires in July 1997, but may be extended, by mutual agreement of the lender and the Company, for subsequent periods of one year each, thereafter. The Company pays a fee of 1.5% on outstanding letters of credit and a commitment fee of .38% on the average daily unused portion of the line. The line is secured by accounts receivable and other assets of Mark VII and is guaranteed by the Company. The available line of credit at December 28, 1996 was $12,199,000. Letters of credit totaling $7,769,000 have been issued on the Company's behalf to secure insurance deductibles and purchases of operating services.

The following is a summary of data on the line of credit:

                                                                 1996            1995           1994
                                                                 ----            ----           ----
                                                                         (dollars in thousands)

   Balance outstanding at end of period.....................  $    32         $    690       $  8,546
   Average amount outstanding...............................       75            1,596          5,465
   Maximum month end balance outstanding....................    1,750            9,310         14,853
   Interest rate at year end................................     8.8%             9.0%           9.0%
   Weighted average interest rate...........................     8.8%             9.3%           8.8%

Among other restrictions, the terms of the line of credit require that the Company earn $2,000,000 in consolidated income from continuing operations annually and maintain consolidated tangible net worth of $21,000,000 in 1996 and $23,000,000 thereafter and obtain approval of the lender before paying dividends. The agreement allows for adjustments to these amounts under certain circumstances, one of which is the repurchase of the Company's stock. After adjustment for stock repurchases, the consolidated tangible net worth required to be maintained for 1996 is $16,000,000.

(3)   INCOME TAXES

The Company files a consolidated income tax return with its subsidiaries and, as agreed, the consolidated income tax provision is allocated among the members of the consolidated group based on their respective contributions to consolidated income before income taxes.

Components of the provision for income taxes consisted of the following:

                                                                       1996       1995         1994
                                                                       ----       ----         ----
                                                                             (in thousands)
Federal -
   Currently payable ...........................................      $1,833      $  709      $ 1,002
   Deferred ....................................................       1,610       1,910          794
                                                                      ------      ------      -------
      Total federal ............................................       3,443       2,619        1,796

State -
   Currently payable ...........................................         544         442          415
   Deferred ....................................................         193         229         (142)
                                                                      ------      ------      -------
      Total state ..............................................         737         671          273

Taxes paid under tax sharing agreement for tax benefits
   generated by other members of the consolidated group ........        --          --            531
                                                                      ------      ------      -------
                                                                      $4,180      $3,290      $ 2,600
                                                                      ======      ======      =======

A reconciliation between the provision for income taxes and the expected taxes using the federal statutory income tax rate of 34% follows:

                                                            1996           1995          1994
                                                            ----           ----          ----
                                                                      (in thousands)

      Tax at statutory rate..............................$  3,384      $  2,729      $  2,131
      Increase from -
         State income taxes, net.........................     486           443           267
         Other...........................................     310           118           202
                                                         --------      --------      --------
                                                         $  4,180      $  3,290      $  2,600
                                                         ========      ========      ========

Deferred tax assets (liabilities) are comprised of the following:

                                                     1996          1995
                                                   -------       -------
                                                       (in thousands)
Deferred Tax Assets:
   Claims and other reserves ................      $ 2,381       $ 2,829
   Basis difference on property and equipment          892         1,374
   Other ....................................          158            12
                                                   -------       -------
    Total deferred tax assets ...............        3,431         4,215
                                                   -------       -------

Deferred Tax Liabilities:
   Prepaid expenses .........................           (1)         (258)
   Deferred revenue .........................       (4,677)       (3,858)
                                                   -------       -------
    Total deferred tax liabilities ..........       (4,678)       (4,116)
                                                   -------       -------

    Net deferred tax assets (liabilities) ...      $(1,247)      $    99
                                                   =======       =======


(4)   LONG-TERM OBLIGATIONS AND OPERATING LEASES

Long-term obligations included the following:

                                                                      1996      1995
                                                                      ----      ----
                                                                      (in thousands)
         Capital lease obligations for transportation equipment,
           9.1% to 11.9%, payable through 2002 .................      $715      $864
         Notes payable .........................................       --         34
                                                                      ----      ----
                                                                       715       898
         Less - Current maturities .............................       114       186
                                                                      ----      ----
                                                                      $601      $712
                                                                      ====      ====

Property and equipment included the following amounts related to capital lease obligations:

                                                                        1996          1995
                                                                      --------       ------
                                                                          (in thousands)

         Transportation equipment...................................  $    991      $  1,010
         Less - Accumulated depreciation............................       329           180
                                                                      --------      --------
                                                                      $    662      $    830
                                                                      ========      ========


Scheduled annual payments on the Company's long-term obligations and commitments for operating leases are as follows:


                                                                         Capital Leases
                                                                      ---------------------
                                                                       Future       Interest     Principal    Operating
                                                                      Payments      Portion       Portion       Leases
                                                                      --------      -------       -------       ------
                                                                                             (In thousands)

      1997.........................................................   $   173       $     59      $    114      $  1,651
      1998.........................................................       164             49           115         1,431
      1999.........................................................       164             38           126         1,266
      2000.........................................................       164             26           138         1,261
      2001.........................................................       164             13           151           893
      Thereafter...................................................        73              2            71           -
                                                                      -------       --------      --------      --------
                                                                      $   902       $    187      $    715      $  6,502
                                                                      =======       ========      ========      ========

Excluded from the operating lease commitments are scheduled rentals on tractors, trailers and containers with lease terms of one to five years which have annual cancellation provisions. If these leases are not canceled, the additional future lease payments would be approximately $1,973,000, $1,249,000, $1,102,000, $1,033,000,
$460,000 and $71,000 in 1997, 1998, 1999, 2000, 2001 and thereafter, respectively. The accompanying financial statements include rent expense of $5,737,000, $6,220,000 and $4,795,000 in 1996, 1995 and 1994, respectively.

(5) CONTINGENCIES AND COMMITMENTS

Mark VII is a member of a limited liability company formed with a warehousing and distribution company to provide contract management services for a number of regional distribution centers for one of Mark VII's largest customers. ERX Logistics, L.L.C. ("ERX"), employs management, administrative personnel, drivers and warehousemen to operate the warehouses, tractors and trailers owned by the customer. Mark VII has guaranteed $1 million of a $5 million line of credit to provide working capital for ERX. This line of credit is secured by accounts receivable of ERX.

At year end, the Company was engaged in an arbitration proceeding filed by Roger Crouch, the Company's former Vice Chairman of the Board, as a result of the Company's termination of his employment agreement for cause in December 1995. Mr. Crouch was seeking payment of his annual salary of $225,000 per year for the remaining seven years of the employment agreement, as well as certain bonus payments. The matter was settled in January 1997. According to the terms of the settlement, Mr. Crouch was compensated for approximately 13 months at a rate less than the salary provided for in the original employment agreement. The Company and Mr. Crouch also entered into a consulting agreement on February 3, 1997 with a term of approximately six years which provides for consulting fees, at a rate less than the salary provided for in the original employment agreement.

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

(6) STOCK COMPENSATION PLANS

At December 28, 1996, the Company has three stock-based compensation plans: The 1995 Omnibus Stock Incentive Plan (the "1995 Plan"), the 1992 Non-qualified Stock Option Plan (the "1992 Plan") and the Amended and Restated 1986 Incentive Stock Option Plan (the "1986 Plan"). No awards may be granted under the 1992 and 1986 Plans. The Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (dollars in thousands, except per share amounts):

                                                       1996             1995
                                                    ---------         --------
Net Income:                       As reported          $5,772           $4,734
                                  Pro forma            $5,617           $4,694

Primary Earnings Per Share:       As reported           $1.20           $  .95
                                  Pro forma             $1.17           $  .95

The effects of applying SFAS No. 123 in this pro forma disclosure may not be indicative of future amounts because SFAS No. 123 does not apply to awards prior to January 1, 1995, and additional awards in future years are anticipated.

Under the provisions of the Company's 1995 Plan, options may be granted to employees of the Company and to directors who are not employees of the Company to purchase shares of common stock at a price not less than 100% of its fair market value at the date of grant. At December 28, 1996, 1,117,763 shares of common stock were reserved for issuance under all of the Company's stock option plans. Options granted have a maximum life of 10 years. Vesting requirements are determined at the discretion of the Compensation/Stock Option Committee of the Board of Directors. Presently, option vesting periods range from immediate vesting to vesting over 8 years.

Beginning with the grants issued on or after January 1, 1995, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                             1996              1995
                                          ---------          --------
Dividend yield                               none               none
Expected volatility                          41.0%              43.0%
Risk-free interest rate                       6.8%               6.0%
Expected lives                              6.5 Years         7.7 Years

A summary of the status of stock options granted under the Company's stock option plans as of December 28, 1996, December 30, 1995 and December 31, 1994 and changes during the years ended on those dates is presented below:

                                                   1996                       1995                        1994
                                           ---------------------       ---------------------     --------------------
                                                       Weighted                   Weighted                    Weighted
                                                       Average                    Average                     Average
                                                       Exercise                   Exercise                    Exercise
Stock Options                                Shares      Price          Shares     Price          Shares        Price
-------------                                ------      -----          ------     -----          ------        -----

Outstanding at beginning of year            622,349      $11.08         682,750     $10.10       398,750       $  7.29

Granted                                      46,500       22.22          49,000      15.88       309,500         13.56
Exercised                                   (59,861)       8.22        (106,702)      7.20        (5,700)         8.00
Canceled                                        -           -            (2,699)      4.25       (19,800)         8.00
                                            -------                    --------                  -------

Outstanding at end of year                  608,988      $12.21         622,349     $11.08       682,750        $10.10
                                            =======                    ========                  =======

Options exercisable at year-end             306,088                     290,799                  314,160
                                            =======                    ========                  =======

Options available for future grant          508,775                     557,175                  331,441
                                            =======                    ========                  =======

Weighted average fair value of
   options granted during the year           $10.69                       $9.05
                                            =======                    ========


The following table summarizes information about stock options outstanding at December 28, 1996:


                                              Options Outstanding                Options Exercisable
                               --------------------------------------------   -------------------------
                                                Wgtd. Avg.
       Range of                    Number        Remaining        Wgtd. Avg.     Number        Wgtd. Avg
       Exercise                 Outstanding     Contractual       Exercise    Exercisable       Exercise
         Prices                 at 12/28/96        Life            Price      at 12/28/96        Price
       --------                 -----------        ----            -----      -----------        -----
$  4.25 to $13.75                 259,488        5.4 years      $   7.97       214,588          $ 7.58
$ 14.00 to $24.00                 349,500        7.1 years         15.36        91,500           14.81

$  4.25 to $24.00                 608,988        6.4 years      $  12.21       306,088          $ 9.74


In 1990, the Company granted stock appreciation rights for 52,000 shares of the Company's common stock at a base price of $4.25 per share to key employees of the Company. Stock appreciation rights for 14,000 shares were outstanding at December 28, 1996. The rights provide for cash payments to holders of the rights for increases in the market price of the Company's common stock as of April 1 of each year until and including April 1, 2000. The base price is adjusted each April 1 if the market closing price on that date is greater than the previous base price. The adjusted base prices as of April 1, 1996, 1995 and 1994 were $17.25, $17.25 and $14.75 per share, respectively. Compensation of $203,000, $47,000 and $85,000 was expensed under this plan in 1996, 1995 and 1994, respectively. The 1996 compensation has been accrued based on the closing market price of $28.25 per share on December 28, 1996.

(7)   DISCONTINUED OPERATIONS

The loss on discontinued operations recorded in 1994 as a result of the sale of substantially all of the assets of the Company's truckload operations to Swift Transportation Co., Inc. ("Swift") in October 1994 consisted of the following (in millions):

   Costs associated with the sale...................................................    $2.0
   Carriers' loss from January 1, 1994 through the disposition date, including
      loss on assets not acquired by Swift and obligations not assumed by Swift          1.4
   Gain on assets sold to Swift.....................................................    (3.3)
   Severance and outplacement.......................................................     2.4
                                                                                       -----
                                                                                         2.5
   Less applicable income tax benefits..............................................     1.2
                                                                                       -----
   Loss on discontinued operations..................................................   $ 1.3
                                                                                       =====

The costs associated with the sale consisted primarily of financial consulting, legal, accounting and administrative costs. H.B. Oppenheimer & Company Incorporated ("HBOC"), an investment banking firm controlled by one of the Company's former outside directors, H.B. Oppenheimer, received $282,000 and $712,000 in 1995 and 1994, respectively, for financial consulting services provided to the Company in connection with the sale and the related refinancing of the Company's lines of credit and equipment leases.

The remaining net assets of discontinued operations include management's best estimates of the remaining liabilities of the discontinued operations and the net realizable value of property held for sale. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that the Company's estimates of these amounts could change in the near term.

(8)   RELATED PARTY TRANSACTIONS

Mark VII and Carriers routinely engaged in intercompany transactions as Carriers hauled freight for Mark VII's customers and as Mark VII brokered shipments for Carriers' customers. Transportation costs on Mark VII's shipments hauled by Carriers was $5,179,000 in 1994. The Company's net revenue on Carriers' shipments brokered to Mark VII was $248,000 in 1994. Due to the treatment of Carriers as a discontinued operation, these revenues and costs have not been eliminated in the accompanying financial statements.


QUARTERLY FINANCIAL DATA (Unaudited):

The results of operations for each of the four quarters of 1996 and 1995 are summarized below. The amounts below are unaudited, but, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such periods have been made (in thousands, except per share data).

                                 FIRST          SECOND       THIRD        FOURTH
                                QUARTER        QUARTER      QUARTER       QUARTER
                                -------        -------      -------       -------
1996
----
Operating revenues .......      $122,030      $142,755      $143,701      $155,427
Operating income .........         1,739         2,870         2,990         2,606
Income before income taxes         1,646         2,790         2,947         2,569
Net income ...............           955         1,618         1,709         1,490

Earnings per share .......      $    .20      $    .34      $    .36      $    .31

1995
----
Operating revenues .......      $105,457      $112,031      $114,852      $126,820
Operating income .........         1,441         2,496         2,460         2,092
Income before income taxes         1,336         2,290         2,357         2,041
Net income ...............           780         1,360         1,378         1,216

Earnings per share .......      $    .16      $    .27      $    .27      $    .24

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Mark VII, Inc.:

      We have audited the accompanying consolidated balance sheets of MARK VII, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 28, 1996, and December 30, 1995, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended December 28, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mark VII, Inc. and Subsidiaries as of December 28, 1996, and December 30, 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 1996, in conformity with generally accepted accounting principles.

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


                                                     /s/ Arthur Andersen LLP



Memphis, Tennessee,
February 11,  1997

                                                                     SCHEDULE II


                         MARK VII, INC. AND SUBSIDIARIES

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                                                  BALANCE AT   ADDITIONS
                                                  BEGINNING    CHARGED TO                      BALANCE AT
                                                   OF YEAR      EXPENSE   DEDUCTIONS   OTHER   END OF YEAR
                                                   -------      -------   ----------   -----   -----------

Allowance for doubtful accounts
  (deducted from accounts receivable):

   1994 ......................................      $1,052      $  590      $  357      $--      $1,285
   1995 ......................................       1,285         581         530       --       1,336
   1996 ......................................       1,336       1,472       1,115       --       1,693

Allowance for uncollectible notes
  (deducted from notes and other receivables):

   1994 ......................................      $  112      $  381      $   65      $89      $  517
   1995 ......................................         517       1,521        --         --       2,038
   1996 ......................................       2,038         542         969       --       1,611

                                  EXHIBIT INDEX


       Exhibit
       Number                          Description
       -------                         -----------
       11                   Statement re:  Computation of Earnings per Share

       21                   Subsidiaries of Registrant

       23                   Consent of Independent Public Accountants

       27                   Financial Data Schedule (SEC Use Only)