Form 10-Q
period 1997-03-29
MARK VII INC
filed 1997-05-12
CIK 795425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 1997

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from               to
                                                 -------------    -------------

                           Commission File No. 0-14810



                                 MARK VII, INC.

             (Exact name of Registrant as specified in its charter)


            Delaware                                            43-1074964
 -------------------------------                            -------------------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

   965 Ridge Lake Boulevard, Suite 103
           Memphis, Tennessee                                      38120
 ---------------------------------------                          --------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                             Outstanding at May 7, 1997
----------------------------                 --------------------------
Common stock, $.10 par value                      4,637,122  Shares

                         MARK VII, INC. AND SUBSIDIARIES
                FORM 10-Q -- FOR THE QUARTER ENDED MARCH 29, 1997


                                      INDEX

                                                                                     Page
Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            a)    Condensed Consolidated Statements of Income--Three Months Ended
                  March 29, 1997 and March 30, 1996                                    3

            b)    Consolidated Balance Sheets--March 29, 1997 and                      4
                  December 28, 1996

            c)    Condensed Consolidated Statements of Cash Flows for the
                  Three Months Ended March 29, 1997 and March 30, 1996                 5

            e)    Notes to Condensed Consolidated Financial Statements                 6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                  7

Part II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                          9

Item 2.     Changes in Securities                                                      9

Item 3.     Defaults Upon Senior Securities                                            9

Item 4.     Submission of Matters to a Vote of Security Holders                        9

Item 5.     Other Information                                                          9

Item 6.     Exhibits and Reports on Form 8-K                                           9

            Signature                                                                 10

PART I.     FINANCIAL INFORMATION.
ITEM 1.     FINANCIAL STATEMENTS.

                         MARK VII, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                          FOR THE THREE MONTHS ENDED
                                                       -------------------------------
                                                       MAR. 29, 1997     MAR. 30, 1996
                                                       -------------     -------------
OPERATING REVENUES                                        $ 145,914       $  122,030
TRANSPORTATION COSTS                                        127,379          105,725
                                                          ---------       ----------
NET REVENUES                                                 18,535           16,305
                                                          ---------       ----------

OPERATING EXPENSES:
    Salaries and related costs                                4,169            4,088
    Selling, general and administrative                      12,253           10,478
                                                          ---------       ----------
       Total Operating Expenses                              16,422           14,566
                                                          ---------       ----------

OPERATING INCOME                                              2,113            1,739


INTEREST AND OTHER EXPENSE/(INCOME), NET                        (14)              93
                                                          ---------       ----------

INCOME BEFORE PROVISION FOR INCOME TAXES                      2,127            1,646

PROVISION FOR INCOME TAXES                                      893              691
                                                          ---------       ----------

NET INCOME                                                $   1,234       $      955
                                                          =========       ==========


EARNINGS PER SHARE                                        $     .25       $      .20
                                                          =========       ==========



AVERAGE COMMON SHARES AND EQUIVALENTS OUTSTANDING             4,892            4,825

DIVIDENDS PAID                                                 -                -










                See "Notes to Consolidated Financial Statements."

                         MARK VII, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                            MAR. 29, 1997      DEC. 28, 1996
                                                                            -------------      -------------
                                     ASSETS                                  (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                 $   7,680           $    959
    Accounts receivable, net of allowance of $1,736 and $1,693                   62,507             73,315
    Notes and other receivables, net of allowance of $1,822 and $1,611            5,223              7,583
    Other current assets                                                            361              1,131
                                                                              ---------           --------
       Total current assets                                                      75,771             82,988

DEFERRED INCOME TAXES                                                               919                946
NET PROPERTY AND EQUIPMENT                                                        4,395              4,518
INTANGIBLES AND OTHER ASSETS                                                      2,443              2,540
NET ASSETS OF DISCONTINUED OPERATIONS                                             2,737              2,605
                                                                              ---------           --------
                                                                              $  86,265           $ 93,597
                                                                              =========           ========


                  LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
    Accrued transportation expenses                                           $  45,746           $ 52,734
    Deferred income taxes                                                         2,046              2,193
    Other current and accrued liabilities                                         6,483              8,031
                                                                              ---------           --------
       Total current liabilities                                                 54,275             62,958
                                                                              ---------           --------

LONG-TERM OBLIGATIONS                                                               530                601
                                                                              ---------           --------

CONTINGENCIES AND COMMITMENTS (Note 2)

SHAREHOLDERS' INVESTMENT:
    Common stock, $.10 par value, authorized 10,000,000
       shares, issued 4,967,322 and 4,950,522 shares                                497                495
    Paid-in capital                                                              28,851             28,665
    Retained earnings                                                             7,966              6,732
                                                                              ---------           --------
                                                                                 37,314             35,892
    Less:  332,000 shares of treasury stock, at cost                             (5,854)            (5,854)
                                                                              ---------           --------
Total shareholders' investment                                                   31,460             30,038
                                                                              ---------           --------
                                                                              $  86,265           $ 93,597
                                                                              =========           ========






                See "Notes to Consolidated Financial Statements."

                         MARK VII, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                       FOR THE THREE MONTHS ENDED
                                                                   ----------------------------------
                                                                   MAR. 29, 1997        MAR. 30, 1996
                                                                   -------------        -------------
OPERATING ACTIVITIES:
   Net cash provided by operating activities                         $   6,854           $    3,205
                                                                     ---------           ----------

INVESTING ACTIVITIES:
   Additions to property and equipment                                    (404)                (283)
   Retirements of property and equipment                                   303                  223
                                                                     ---------           ----------
   Net cash used for investing activities                                 (101)                 (60)
                                                                     ---------           ----------

FINANCING ACTIVITIES:
   Proceeds received from exercise of stock options                        188                -
   Purchase of treasury stock                                              -                 (1,751)
   Repayments of long-term obligations                                     (69)                 (61)
   Net repayments under line of credit                                     (19)                (690)
                                                                     ---------           ----------

   Net cash provided by (used for) financing activities                    100               (2,502)
                                                                     ---------           ----------

Net cash provided by continuing operations                               6,853                  643

Net cash used in discontinued operations                                  (132)                (504)
                                                                     ---------           ----------

Net increase in cash and cash equivalents                                6,721                  139

   Cash and cash equivalents:
    Beginning of period                                                    959                  272
                                                                     ---------           ----------
    End of period                                                    $   7,680           $      411
                                                                     =========           ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                               32                   44
     Income taxes, net of refunds received                                 137                   93








                See "Notes to Consolidated Financial Statements."

                         MARK VII, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

         The condensed, consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. For this reason, the condensed, consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's 1996 Annual Report on Form 10-K.

         The results for the three months ended March 29, 1997 are not necessarily indicative of the results for the entire year 1997.

(2)     JOINT VENTURE:

        Mark VII owns 50% of ERX Logistics, L.L.C. ("ERX"), a limited liability company formed with a warehousing and distribution company to provide contract management services for a number of regional distribution centers for one of Mark VII's largest customers. ERX employs management, administrative personnel, drivers and warehousemen to operate the warehouses, tractors and trailers owned by the customer. The Company has guaranteed $1 million of a $5 million line of credit to provide working capital for ERX.

MARK VII, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three months ended March 29, 1997 vs. three months ended March 30, 1996.

        The following table sets forth the percentage relationship of the Company's revenues and expense items to operating revenues for the periods indicated:

                                                            THREE MONTHS
                                                         -------------------
                                                         1997           1996
                                                         ----           ----
       OPERATING REVENUES                                100.0%         100.0%
       TRANSPORTATION COSTS                               87.3           86.6
                                                        ------         ------
       NET REVENUES                                       12.7           13.4

       OPERATING EXPENSES:
           Salaries and related costs                      2.8            3.3
           Selling, general and administrative             8.4            8.6
                                                        ------         ------
                TOTAL OPERATING EXPENSES                  11.2           11.9
                                                        ------         ------

       OPERATING INCOME                                    1.5            1.5

       INTEREST AND OTHER EXPENSE/(INCOME), NET             .0             .1
                                                        ------         ------

       INCOME BEFORE PROVISION FOR INCOME TAXES            1.5%           1.4%
                                                        ======          =====


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

          Operating Revenues - The Company's total number of shipments increased from 108,000 in 1996 to 133,000 in 1997. The increase in shipments of 23% resulted from the expansion of services to both new and existing customers.

          Net Revenues. The Company's net revenues as a percentage of operating revenues was 12.7% versus 13.4% in 1996. Net revenues as a percentage of operating revenues declined in 1997 due to the closure of certain unprofitable dedicated trucking operations during 1996. This decrease in net revenues as a percentage of operating revenues during 1997 has been offset by proportionate decreases in operating expenses as a percentage of operating revenues.

          Operating Expenses - As discussed above under Net Revenues, the closing of certain dedicated trucking fleets has resulted in fluctuations in operating expenses as a percentage of operating revenues. In general, the Company's dedicated trucking fleets have relatively higher fixed costs as a percentage of operating revenues than the Company's transportation services and logistics management operations.

          Interest and Other Expense/(Income), Net - Interest and other expenses declined in 1997 due to decreased borrowings under the line of credit and increased interest income as cash flow from operations has exceeded the Company's operating needs and capital requirements.

          Provision for Income Taxes - The Company's effective tax rate was 42% in both 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's working capital needs have been met through cash flow from operations and a line of credit from a lending institution. Mark VII maintains a $20 million line of credit which bears interest at 1/2% over the bank's prime rate. The line of credit expires in July 1997, but may be extended, by mutual agreement of the lender and the Company, for subsequent periods of one year each. The Company pays a fee of 1.5% on outstanding letters of credit and a commitment fee of .38% on the average daily unused portion of the line. The line is secured by accounts receivable and other assets of Mark VII and is guaranteed by the Company. On March 29, 1997, $13,000 was outstanding on the line of credit and letters of credit totaling $6,769,000 had been issued on Mark VII's behalf to secure insurance deductibles and purchases of operating services, resulting in unused borrowing capacity of $13,218,000.

          Among other restrictions, the terms of the line of credit require that the Company earn $2,000,000 in consolidated income from continuing operations annually and maintain consolidated tangible net worth of $23,000,000 and obtain approval of the lender before paying dividends. The line of credit agreement allows for adjustments to the net worth requirements under certain circumstances, one of which is the repurchase of the Company's stock. After adjustment for stock repurchases, the consolidated tangible net worth required to be maintained for 1997 is $18,000,000.

          At March 29, 1997, the Company had a ratio of current assets to current liabilities of approximately 1.4 to 1. Management believes that the Company will have sufficient cash flow from operations and borrowing capacity to cover its operating needs and capital requirements for the foreseeable future.

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

                         MARK VII, INC. AND SUBSIDIARIES

PART II.   OTHER INFORMATION.

Item 1.    Legal Proceedings.

           In January 1997, the Company settled an arbitration proceeding filed by Roger Crouch, the Company's former Vice Chairman of the Board, as a result of the Company's termination of his employment agreement for cause in December 1995. Mr. Crouch was seeking payment of his annual salary of $225,000 per year for the remaining seven years of the employment agreement, as well as certain bonus payments. According to the terms of the settlement, Mr. Crouch was compensated for approximately 13 months at a rate less than the salary provided for in the original employment agreement. The Company and Mr. Crouch also entered into a consulting agreement on February 3, 1997 with a term of approximately six years which provides for consulting fees, at a rate less than the salary provided for in the original employment agreement.

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

                                    Mark VII, Inc.
                                    (Registrant)



  May 12, 1997                      /s/  Philip L. Dunavant
  ------------                      --------------------------------------------
     (Date)                         Philip L. Dunavant, Vice President and Chief
                                      Financial Officer (Principal Financial and
                                      Accounting Officer)