Form 10-Q
period 1997-06-28
MARK VII INC
filed 1997-08-12
CIK 795425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1997

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from               to
                                                 -------------    ------------

                           Commission File No. 0-14810



                                 MARK VII, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                           43-1074964
 ------------------------------                           ------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

  965 Ridge Lake Boulevard, Suite 103
          Memphis, Tennessee                                      38120
 --------------------------------------                       --------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                             Outstanding at August 1, 1997
----------------------------                -----------------------------
Common stock, $.10 par value                      4,617,922 Shares

                         MARK VII, INC. AND SUBSIDIARIES
                FORM 10-Q -- FOR THE QUARTER ENDED JUNE 28, 1997


                                      INDEX

                                                                                Page
Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            a)    Consolidated Statements of Income--Three Months Ended
                  June 28, 1997 and June 29, 1996                                 3

            b)    Consolidated Statements of Income--Six Months Ended
                  June 28, 1997 and June 29, 1996                                 4

            c)    Consolidated Balance Sheets--June 28, 1997 and                  5
                  December 28, 1996

            d)    Condensed Consolidated Statements of Cash Flows for the
                  Six Months Ended June 28, 1997 and June 29, 1996                6

            e)    Notes to Consolidated Financial Statements                      7

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                             8

Part II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                    11

Item 2.     Changes in Securities                                                11

Item 3.     Defaults Upon Senior Securities                                      11

Item 4.     Submission of Matters to a Vote of Security Holders                  11

Item 5.     Other Information                                                    11

Item 6.     Exhibits and Reports on Form 8-K                                     11

            Signature                                                            12

PART I.     FINANCIAL INFORMATION.
ITEM 1.     FINANCIAL STATEMENTS.

                         MARK VII, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                      FOR THE THREE MONTHS ENDED
                                                     -----------------------------
                                                     JUNE 28, 1997   JUNE 29, 1996
                                                     -------------   -------------
OPERATING REVENUES                                     $ 164,877       $142,755
TRANSPORTATION COSTS                                     143,935        123,994
                                                       ---------       --------
NET REVENUES                                              20,942         18,761

OPERATING EXPENSES:
    Salaries and related costs                             4,040          4,249
    Selling, general and administrative                   13,440         11,642
                                                       ---------       --------
       Total Operating Expenses                           17,480         15,891

OPERATING INCOME                                           3,462          2,870


INTEREST AND OTHER EXPENSE, NET                             (101)            80
                                                       ---------       --------

INCOME BEFORE PROVISION FOR INCOME TAXES                   3,563          2,790

PROVISION FOR INCOME TAXES                                 1,497          1,172
                                                       ---------       --------

NET INCOME                                             $   2,066       $  1,618
                                                       =========       ========


EARNINGS PER SHARE                                     $     .42       $    .34
                                                       =========       ========


AVERAGE COMMON SHARES AND EQUIVALENTS OUTSTANDING          4,885          4,783

DIVIDENDS PAID                                              --             --











                See "Notes to Consolidated Financial Statements."

                         MARK VII, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                       FOR THE SIX MONTHS ENDED
                                                    ------------------------------
                                                    JUNE 28, 1997    JUNE 29, 1996
                                                    -------------    -------------
OPERATING REVENUES                                     $ 310,791       $264,785
TRANSPORTATION COSTS                                     271,314        229,719
                                                       ---------       --------
NET REVENUES                                              39,477         35,066

OPERATING EXPENSES:
    Salaries and related costs                             8,209          8,337
    Selling, general and administrative                   25,693         22,120
                                                       ---------       --------
       Total Operating Expenses                           33,902         30,457

OPERATING INCOME                                           5,575          4,609


INTEREST AND OTHER EXPENSE, NET                             (115)           173
                                                       ---------       --------

INCOME BEFORE PROVISION FOR INCOME TAXES                   5,690          4,436

PROVISION FOR INCOME TAXES                                 2,390          1,863
                                                       ---------       --------

NET INCOME                                             $   3,300       $  2,573
                                                       =========       ========


EARNINGS PER SHARE                                     $     .68       $    .54
                                                       =========       ========


AVERAGE COMMON SHARES AND EQUIVALENTS OUTSTANDING          4,885          4,804

DIVIDENDS PAID                                              --             --














                See "Notes to Consolidated Financial Statements."

                         MARK VII, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                             JUNE 28, 1997   DEC. 28, 1996
                                                             -------------   -------------
                               ASSETS                         (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                   $ 10,491       $    959
    Accounts receivable, net of allowance                         66,434         73,315
    Notes and other receivables, net of allowance                  4,873          7,583
    Other current assets                                           1,010          1,131
                                                                --------       --------
       Total current assets                                       82,808         82,988

DEFERRED INCOME TAXES                                                919            946
NET PROPERTY AND EQUIPMENT                                         4,680          4,518
INTANGIBLES AND OTHER ASSETS                                       2,283          2,540
NET ASSETS OF DISCONTINUED OPERATIONS                              3,054          2,605
                                                                --------       --------
                                                                $ 93,744       $ 93,597
                                                                ========       ========


                  LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
    Accrued transportation expenses                             $ 50,232       $ 52,734
    Deferred income taxes                                          2,046          2,193
    Other current and accrued liabilities                          7,462          8,031
                                                                --------       --------
       Total current liabilities                                  59,740         62,958
                                                                --------       --------

LONG-TERM OBLIGATIONS                                              1,053            601
                                                                --------       --------

CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS' INVESTMENT:
    Common stock, $.10 par value, authorized 10,000,000
       shares, issued 4,969,122 and 4,950,522 shares                 497            495
    Paid-in capital                                               28,886         28,665
    Retained earnings                                             10,032          6,732
                                                                --------       --------
                                                                  39,415         35,892
    Less:  352,000 and  332,000 shares of treasury stock,
       at cost                                                    (6,464)        (5,854)
                                                                --------       --------
Total shareholders' investment                                    32,951         30,038
                                                                --------       --------
                                                                $ 93,744       $ 93,597
                                                                ========       ========







                See "Notes to Consolidated Financial Statements."

                         MARK VII, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                        FOR THE SIX MONTHS ENDED
                                                      -----------------------------
                                                      JUNE 28, 1997   JUNE 29, 1996
                                                      -------------   -------------
OPERATING ACTIVITIES:
   Net cash provided by operating activities             $ 11,102       $ 3,922
                                                         --------       -------

INVESTING ACTIVITIES:
   Additions to property and equipment                       (954)         (569)
   Retirements of property and equipment                      310           296
                                                         --------       -------
   Net cash used for investing activities                    (644)         (273)
                                                         --------       -------

FINANCING ACTIVITIES:
   Proceeds received from exercise of stock options           223          --
   Purchase of treasury stock                                (610)       (1,952)
   Repayments of long-term obligations                        (90)         (108)
   Net repayments under line of credit                       --            (690)
                                                         --------       -------

   Net cash used for financing activities                    (477)       (2,750)
                                                         --------       -------

Net cash provided by continuing operations                  9,981           899

Net cash used in discontinued operations                     (449)         (762)
                                                         --------       -------

Net increase in cash and cash equivalents                   9,532           137

   Cash and cash equivalents:
    Beginning of period                                       959           272
                                                         --------       -------
    End of period                                        $ 10,491       $   409
                                                         ========       =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                  75           131
     Income taxes, net of refunds received                  1,605         1,127













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

         The results for the three and six months ended June 28, 1997 are not necessarily indicative of the results for the entire year 1997.

MARK VII, INC. AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three and six months ended  June 28, 1997 vs. three and six months ended
        June 29, 1996.

        The following table sets forth the percentage relationship of the Company's revenues and expense items to operating revenues for the periods indicated:

                                                             QUARTER                SIX MONTHS
                                                        ------------------       ----------------
                                                        1997          1996       1997        1996
                                                        ----          ----       ----        ----

        OPERATING REVENUES                              100.0%       100.0%      100.0%      100.0%
        TRANSPORTATION COSTS                             87.3         86.9        87.3        86.8
                                                        -----        -----       -----       -----
        NET REVENUES                                     12.7         13.1        12.7        13.2

        OPERATING EXPENSES:
            Salaries and related costs                    2.4          3.0         2.6         3.1
            Selling, general and administrative           8.2          8.0         8.3         8.3
                                                        -----        -----       -----       -----
                 TOTAL OPERATING EXPENSES                10.6         11.0        10.9        11.4
                                                        -----        -----       -----       -----

        OPERATING INCOME                                  2.1          2.1         1.8         1.8

        INTEREST AND OTHER EXPENSE, NET                   (.1)          .1          .0          .1
                                                        -----        -----       -----       -----

        INCOME FROM CONTINUING OPERATIONS BEFORE
            INCOME TAXES                                  2.2%         2.0%        1.8%        1.7%
                                                        =====        =====       =====       =====


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

         Operating Revenues - The total number of shipments for the second quarter increased 23% to 158,000 in 1997 versus 128,000 for the same period of 1996. Year-to-date, the number of shipments was 291,000, up 14% from the 235,000 shipments for the same period of 1996. This increase in the number of shipments resulted from the expansion of services to existing and new customers.

         Net Revenues - The Company's net revenues as a percentage of operating revenues declined for both the second quarter and first six months of 1997 compared to the same periods of 1996 due to the closure of certain unprofitable dedicated trucking operations during 1996. This decrease in net revenues as a percentage of operating revenues during 1997 has been offset by proportionate decreases in operating expenses as a percentage of operating revenues.

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

         Interest and Other Expense, Net - Interest and other expenses declined in 1997 due to decreased borrowings under the line of credit and increased interest income as cash flow from operations has exceeded the Company's operating needs and capital requirements during the last few fiscal quarters.

         Provision for Income Taxes - The Company's effective tax rate was 42% in both 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

         In recent years, the Company's working capital needs have been met through cash flow from operations and a line of credit from a lending institution. Most recently, the Company's cash flows from operations have been adequate to meet its working capital needs. On June 28, 1997, there were no borrowings on the line of credit, but letters of credit totaling $6,463,000 had been issued on Mark VII's behalf to secure insurance deductibles and purchases of operating services, resulting in unused borrowing capacity of $13,537,000. On July 29, 1997, the Company replaced its line of credit with a line from a new lender. The interest rate for borrowings under the new $25,000,000 unsecured revolving credit facility (the "Facility") is a variable rate based upon the 30 day LIBOR Funding Rate, as defined, plus 50 to 125 basis points. The Company pays a varying fee of .35% to 1.00% on outstanding letters of credit and a varying commitment fee of .15% to .30% on the unused portion of the Facility, as defined. At July 29, 1997, the interest rate was 6.19% and the letter of credit fee and commitment fee were .35% and .15%, respectively. The line of credit expires on July 1, 2000, but may be extended, by mutual agreement of the lender and the Company, for subsequent periods of one year each.

         Among the covenants contained in the Facility are maintenance of certain financial ratios, including debt to net worth, cash plus accounts receivable to current liabilities plus debt and debt to earnings before income taxes, deprecation and amortization (all as defined). Other covenants include the level of capital and lease expenditures, acquisitions and mergers, dividends and redemptions of stock.

         At June 28, 1997, the Company had a ratio of current assets to current liabilities of approximately 1.4 to 1. Management believes that the Company will have sufficient cash flow from operations and borrowing capacity to cover its operating needs and capital requirements for the foreseeable future.

OTHER INFORMATION

         Except for the historical information contained herein, this document contains forward-looking statements based on management's current expectations of the Company's near term results, based on current information available pertaining to the Company. Actual future results and trends may differ materially depending on a variety of factors, including competition in the marketplace, changes in volume discount agreements, changes in the carrier base, changes in capacity and changes in government regulations.

         In response to systems issues related to the year 2000, the Company has begun the design of new financial systems scheduled to be implemented during the first half of 1998. Additionally, the Company is performing an in-depth review of the year 2000 compliance aspects of all peripheral systems not included in the above system. Management is confident that all issues arising from the year 2000 will be addressed during the course of these two projects.

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

Item 1.   Legal Proceedings.                                              NONE

Item 2.   Changes in Securities.                                          NONE

Item 3.   Defaults Upon Senior Securities.                                NONE

Item 4.   Submission of Matters to a Vote of Security Holders.

          (a) The Annual Meeting of Shareholders of the Company was held on May 16, 1997.

          (b)   Not Applicable

          (c) 1. Election of Directors. All nominees for director were elected pursuant to the following vote:

                   Name of Nominee             Votes in favor          Withheld
                   ---------------             --------------          --------
                   James T. Graves                3,605,275            1,030,847
                   Thomas J. Fitzgerald           3,605,503            1,030,619

          (d)    Not Applicable

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

                         Mark VII, Inc.
                         (Registrant)



August 12, 1997          /s/ Philip L. Dunavant
---------------          -------------------------------------------------------
   (Date)                Philip L. Dunavant, Executive Vice President, Chief
                           Financial Officer, Treasurer (Principal Financial and Accounting Officer)