Form 10-Q
period 1997-09-27
MARK VII INC
filed 1997-11-12
CIK 795425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 27, 1997

     [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ______________to ______________


                           Commission File No. 0-14810



                                 MARK VII, INC.
                                 --------------
             (Exact name of Registrant as specified in its charter)


             Delaware                                      43-1074964
--------------------------------                       -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

       965 Ridge Lake Boulevard
          Memphis, Tennessee                                 38120
----------------------------------------                   ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at November 3, 1997
----------------------------                   -------------------------------
Common stock, $.10 par value                          4,603,152 Shares

                         MARK VII, INC. AND SUBSIDIARIES
              FORM 10-Q -- FOR THE QUARTER ENDED SEPTEMBER 27, 1997


                                      INDEX

                                                                                 Page
Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            a)    Consolidated Statements of Income--Three Months Ended
                  September 27, 1997 and September 28, 1996                        3

            b)    Consolidated Statements of Income--Nine Months Ended
                  September 27, 1997 and September 28, 1996                        4

            c)    Consolidated Balance Sheets--September 27, 1997 and              5
                  December 28, 1996

            d)    Condensed Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 27, 1997 and September 28, 1996      6

            e)    Notes to Consolidated Financial Statements                       7

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                              8

Item 3.     Quantitative and Qualitative Disclosures about Market Risk             8

Part II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                     11

Item 2.     Changes in Securities                                                 11

Item 3.     Defaults Upon Senior Securities                                       11

Item 4.     Submission of Matters to a Vote of Security Holders                   11

Item 5.     Other Information                                                     11

Item 6.     Exhibits and Reports on Form 8-K                                      11

            Signature                                                             12

PART I.     FINANCIAL INFORMATION.
ITEM 1.     FINANCIAL STATEMENTS.

                         MARK VII, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                           FOR THE THREE MONTHS ENDED
                                                       ----------------------------------
                                                       SEPT. 27, 1997      SEPT. 28, 1996
                                                       --------------      --------------
OPERATING REVENUES                                        $168,011            $143,701
TRANSPORTATION COSTS                                       147,112             124,493
                                                          --------            --------
NET REVENUES                                                20,899              19,208

OPERATING EXPENSES:
    Salaries and related costs                               4,491               3,911
    Selling, general and administrative                     12,956              12,307
                                                          --------            --------
       Total Operating Expenses                             17,447              16,218

OPERATING INCOME                                             3,452               2,990


INTEREST AND OTHER EXPENSE (INCOME), NET                      (163)                 43
                                                          --------            --------

INCOME BEFORE PROVISION FOR INCOME TAXES                     3,615               2,947

PROVISION FOR INCOME TAXES                                   1,518               1,238
                                                          --------            --------

NET INCOME                                                $  2,097            $  1,709
                                                          ========            ========


EARNINGS PER SHARE                                        $    .43            $    .36
                                                          ========            ========



AVERAGE COMMON SHARES AND EQUIVALENTS OUTSTANDING            4,853               4,789

DIVIDENDS PAID                                                -                   -





                See "Notes to Consolidated Financial Statements."

                         MARK VII, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                            FOR THE NINE MONTHS ENDED
                                                        ---------------------------------
                                                        SEPT. 27, 1997     SEPT. 28, 1996
                                                        --------------     --------------
OPERATING REVENUES                                        $478,802            $408,486
TRANSPORTATION COSTS                                       418,426             354,212
                                                          --------            --------
NET REVENUES                                                60,376              54,274

OPERATING EXPENSES:
    Salaries and related costs                              12,700              12,248
    Selling, general and administrative                     38,649              34,427
                                                          --------            --------
       Total Operating Expenses                             51,349              46,675

OPERATING INCOME                                             9,027               7,599


INTEREST AND OTHER EXPENSE (INCOME), NET                      (278)                216
                                                          --------           --------

INCOME BEFORE PROVISION FOR INCOME TAXES                     9,305               7,383

PROVISION FOR INCOME TAXES                                   3,908               3,101
                                                          --------            --------

NET INCOME                                                $  5,397            $  4,282
                                                          ========            ========


EARNINGS PER SHARE                                        $   1.11            $    .89
                                                          ========            ========



AVERAGE COMMON SHARES AND EQUIVALENTS OUTSTANDING            4,874               4,799

DIVIDENDS PAID                                                -                   -







                See "Notes to Consolidated Financial Statements."

                         MARK VII, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                             SEPT. 27, 1997   DEC. 28, 1996
                                                             --------------   -------------
                                    ASSETS                      (Unaudited)
                                    ------
CURRENT ASSETS:
    Cash and cash equivalents                                   $  8,718        $   959
    Accounts receivable, net of allowance                         72,724         73,315
    Notes and other receivables, net of allowance                  5,282          7,583
    Other current assets                                           2,128          1,131
                                                                --------        -------
       Total current assets                                       88,852         82,988

DEFERRED INCOME TAXES                                              1,241            946
NET PROPERTY AND EQUIPMENT                                         5,344          4,518
INTANGIBLES AND OTHER ASSETS                                       5,488          5,145
                                                                --------        -------
                                                                $100,925        $93,597
                                                                ========        =======


            LIABILITIES AND SHAREHOLDERS' INVESTMENT
            ----------------------------------------
CURRENT LIABILITIES:
    Accrued transportation expenses                             $ 53,897        $52,734
    Deferred income taxes                                          5,395          2,193
    Other current and accrued liabilities                          6,811          8,031
                                                                --------        -------
       Total current liabilities                                  66,103         62,958
                                                                --------        -------

LONG-TERM OBLIGATIONS                                                990            601
                                                                --------        -------

CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS' INVESTMENT:
    Common stock, $.10 par value, authorized 10,000,000
       shares, issued 4,997,122 and 4,950,522 shares                 500            495
    Paid-in capital                                               29,191         28,665
    Retained earnings                                             12,129          6,732
                                                                --------        -------
                                                                  41,820         35,892
    Less: 400,000 and 332,000 shares of treasury
       stock, at cost                                             (7,988)        (5,854)
                                                                --------        -------
Total shareholders' investment                                    33,832         30,038
                                                                --------        -------
                                                                $100,925        $93,597
                                                                ========        =======





                See "Notes to Consolidated Financial Statements."

                         MARK VII, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                         FOR THE NINE MONTHS ENDED
                                                     -------------------------------
                                                     SEPT. 27, 1997   SEPT. 28, 1996
                                                     --------------   --------------
OPERATING ACTIVITIES:
   Net cash provided by operating activities            $11,670          $ 4,765
                                                        -------          -------

INVESTING ACTIVITIES:
   Additions to property and equipment                   (1,918)          (1,242)
   Disposals of property and equipment                      344              518
                                                        -------          -------
   Net cash used for investing activities                (1,574)            (724)
                                                        -------          -------

FINANCING ACTIVITIES:
   Proceeds received from exercise of stock options         531               51
   Purchase of treasury stock                            (2,133)          (2,417)
   Repayments of long-term obligations                     (109)            (156)
   Net repayments under line of credit                     --               (690)
                                                        -------          -------

   Net cash used for financing activities                (1,711)          (3,212)
                                                        -------          -------

Net cash provided by continuing operations                8,385              829

Net cash used in discontinued operations                   (626)            (687)
                                                        -------          -------

Net increase in cash and cash equivalents                 7,759              142

   Cash and cash equivalents:
    Beginning of period                                     959              272
                                                        -------          -------
    End of period                                       $ 8,718          $   414
                                                        =======          =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                               109              210
     Income taxes, net of refunds received                2,329            2,053





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

         The results for the three and nine months ended September 27, 1997 are not necessarily indicative of the results for the entire year 1997.

MARK VII, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three and nine months ended September 27, 1997 vs. three and nine months ended
        September 28, 1996.

        The following table sets forth the percentage relationship of the Company's revenues and expense items to operating revenues for the periods indicated:

                                                  QUARTER        NINE MONTHS
                                              --------------    -------------
                                              1997      1996    1997     1996
                                              ----      ----    ----     ----

OPERATING REVENUES                           100.0%    100.0%   100.0%   100.0%
TRANSPORTATION COSTS                          87.6      86.6     87.4     86.7
                                             -----     -----    -----    -----
NET REVENUES                                  12.4      13.4     12.6     13.3

OPERATING EXPENSES:
    Salaries and related costs                 2.7       2.7      2.7      3.0
    Selling, general and administrative        7.6       8.6      8.0      8.4
                                             -----     -----    -----    -----
         TOTAL OPERATING EXPENSES             10.3      11.3     10.7     11.4
                                             -----     -----    -----    -----

OPERATING INCOME                               2.1       2.1      1.9      1.9

INTEREST AND OTHER EXPENSE (INCOME), NET       (.1)       .0       .0       .1
                                             -----     -----    -----    -----

INCOME FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES                               2.2%      2.1%     1.9%     1.8%
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

         Operating Revenues - The total number of shipments for the third quarter increased 23% to 163,000 in 1997 versus 132,000 for the same period of 1996. Year-to-date, the number of shipments was 455,000, up 24% from the 367,000 shipments for the same period of 1996. This increase in the number of shipments resulted from the expansion of services to existing and new customers.

         Net Revenues - The Company's net revenues as a percentage of operating revenues declined for both the third quarter and first nine months of 1997 compared to the same periods of 1996 due to the closure of certain unprofitable dedicated trucking operations during 1996. This decrease in net revenues as a percentage of operating revenues during 1997 has been offset by proportionate decreases in operating expenses as a percentage of operating revenues.

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

         Interest and Other Expense (Income), Net - Interest and other expenses declined in 1997 due to decreased borrowings under the line of credit and increased interest income as cash flow from operations has exceeded the Company's operating needs and capital requirements during the last few fiscal quarters.

         Provision for Income Taxes - The Company's effective tax rate was 42% in both 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

         In recent years, the Company's working capital needs have been met through cash flow from operations and a line of credit from a lending institution. Most recently, the Company's cash flows from operations have exceeded its working capital needs. On September 27, 1997, there were no borrowings under the line of credit, but letters of credit totaling $5,653,000 had been issued on Mark VII's behalf to secure insurance deductibles and purchases of operating services, resulting in unused borrowing capacity of $19,347,000. The interest rate for borrowings under the Company's $25,000,000 unsecured revolving credit facility (the "Facility") is a variable rate based upon the 30 day LIBOR Funding Rate, as defined, plus 50 to 125 basis points. The Company pays a varying fee of .35% to 1.00% on outstanding letters of credit and a varying commitment fee of .15% to .30% on the unused portion of the Facility, as defined. At September 27, 1997, the interest rate was 6.16% and the letter of credit fee and commitment fee were .35% and .15%, respectively. The line of credit expires on July 1, 2000, but may be extended, by mutual agreement of the lender and the Company, for subsequent periods of one year each.

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

          Subsequent to September 27, 1997, the Company has repurchased 135,625 shares of its common stock at an aggregate cost of $4,122,000 pursuant to an ongoing stock repurchase program.

         At September 27, 1997, the Company had a ratio of current assets to current liabilities of approximately 1.3 to 1. Management believes that the Company will have sufficient cash flow from operations and borrowing capacity to cover its operating needs and capital requirements for the foreseeable future.

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

ITEM 2.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not Applicable

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

                                        Mark VII, Inc.
                                        (Registrant)



November 10, 1997                  /s/ Philip L. Dunavant
-----------------                 ---------------------------------------------
   (Date)                         Philip L. Dunavant, Executive Vice President,
                                   Chief Financial Officer, Treasurer (Principal
                                   Financial and Accounting Officer)