Form 10-K
period 1998-01-03
MARK VII INC
filed 1998-03-27
CIK 795425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 3, 1998

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of the
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from            to            .
                                             ----------    -----------

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

                          Common Stock, $.05 par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Common Stock, $.05 par value, held by non-affiliates of the Registrant on March 6, 1998, based upon the last sale price of such stock on that date was $145,821,852. At March 6, 1998, 8,938,572 shares of Common Stock, $.05 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents                                                                 Form 10-K Reference
------------------                                                        -------------------
Notice of 1998 Annual Meeting of Shareholders and Proxy Statement         Part III, Items 10, 11, 12 and 13
to be filed within 120 days of January 3, 1998, excluding therefrom the sections titled "Board Compensation Committee Report on Executive
Compensation" and "Performance Graph"

                         MARK VII, INC. AND SUBSIDIARIES

                         1997 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS



                                     PART I
                                                                                                              Page
                                                                                                              ----
Item  1.    Business........................................................................................    2

Item  2.    Properties......................................................................................    5

Item  3.    Legal Proceedings...............................................................................    5

Item  4.    Submission of Matters to a Vote of Security Holders.............................................    5

                                     PART II

Item  5.    Market for Registrant's Common Equity and Related Stockholder Matters...........................    6

Item  6.    Selected Financial Data.........................................................................    7

Item  7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...........    8

Item  8.    Financial Statements and Supplementary Data.....................................................   10

Item  9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures...........   10

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant..............................................   10

Item 11.    Executive Compensation..........................................................................   10

Item 12.    Security Ownership of Certain Beneficial Owners and Management..................................   10

Item 13.    Certain Relationships and Related Transactions..................................................   10

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................   11

                    NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

         The Company has established a network of transportation sales personnel and logistics managers at its headquarters in Memphis, Tennessee and 133 branch sales offices in 37 states. The majority of the Company's branch offices are operated by independent commission agents responsible for the client relationships, office expenses and billing. The Company supports its agency offices by providing expertise in multiple transportation modes, rate negotiation and logistics design, as well as administrative and credit services.

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

SERVICES PROVIDED

         The Company's transportation services can be broadly classified into the following categories:

         Transaction Based Services. "Transaction based services" are identified with the traditional freight brokerage business where a shipper calls a transportation services company to arrange for service on a shipment-by-shipment basis. The transportation services company then assumes responsibility for the transportation carrier's obligations to perform in accordance with the shipper's specifications. Similarly, a carrier may call the transportation services company when it has resources available to transport freight. The transportation services company arranges a match and adds a fee to the carrier's rate.

         Logistics Management Services. "Logistics management services" include both process based and information/knowledge based services. Process based services involve the Company taking responsibility for all transactions of a particular type for a shipper or carrier. The Company's expertise in intermodal service and trucking has led shippers and carriers to request the Company to regularly arrange shipments for a pre-arranged fee. Both shippers and carriers avail themselves of this service, often realizing financial savings due to the Company's volume and information base and its ability to arrange shipments more efficiently. The Company can help trucklines maintain competitive positions, including allowing them to supplement their sales and marketing efforts without incremental fixed costs. Process based services generally are a result of the full or partial outsourcing of internal traffic department functions. For example, the Company currently coordinates the time-sensitive raw potato delivery for a number of processing plants of a major potato chip manufacturer.

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

         Information/knowledge based services involve management and consultation on any and all aspects of transportation for a shipper or carrier, including dedicated fleet and warehousing. The Company utilizes its sales network to design transportation and distribution programs for customers with complex logistical needs. For example, ERX Logistics, L.L.C., a joint venture between the Company and a warehousing firm, provides a major household appliance manufacturer with warehousing and time-sensitive delivery of its appliances to its dealers and building contractor customers.

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

AGENCY NETWORK AND OPERATIONS

         The Company's operations are decentralized and are conducted primarily in branch offices. Of the 133 branch offices, 25 are operated by the Company and 108 are operated under agency agreements. Contracts with agents have a duration of ten years and are terminable by either party on each anniversary of the agreement by giving 30 days' notice. Although the Company's contracts with its agents are non-exclusive, the Company's agents generally do not provide services on behalf of other transportation services companies. Agency offices operate as independent businesses, responsible for all costs associated with sales, operations, billing and any related overhead for these items and are compensated by a percentage of fees associated with transportation arranged. Each of the agency branches is responsible for obtaining its own office facilities. Offices operated by employees, rather than agents, are structured as stand-alone business units. Most offices have one to four operations people, who are responsible for controlling all aspects of executing the shipment, including (i) taking the order from the customer, (ii) arranging for transportation services,
(iii) monitoring progress of the shipment and reporting back to the customer and
(iv) billing the customer on the Company's invoices. To foster the growth of its agency network, the Company provides new agents with advances to cover start-up and initial operating costs. These advances are typically repaid over 24 months.

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

         The Company provides administrative support, such as computer systems, sales support, credit services, collection services and accounts payable services, to its branch office operations on a centralized basis. Specialty operations such as the design and management of dedicated trucking operations and truck brokerage are available to the logistics management services operations. The Company currently uses a Data General model MV9600 computer and customized software which integrates shipment tracking, customer records and billing, accounts payable and general accounting. A new system currently being developed, which is year 2000 compliant, will greatly expand the Company's capabilities in the area of information systems. Scheduled to be implemented during the second half of 1998, the system will employ the latest in client/server technologies. Components of the system include a powerful Informix Dynamic Server relational database; a SUN Ultra Enterprise Server operating on SUN's Solaris UNIX Operating System with attached data storage facilities capable of providing over one terabyte of available capacity, using both magnetic and optical media; Microsoft NT Servers; and Windows 95 and Windows NT workstations. High speed document imaging, electronic document interchange, electronic mail, integrated electronic FAX, internet and networking capabilities will greatly improve the Company's efficiency in processing thousands of shipments per day as well as enhancing certain customer service offerings.

SEASONALITY

         Results of operations in the transportation industry generally show a seasonal pattern, as customers reduce shipments during and after the winter holiday season. In recent years, the Company's operating income and earnings have been higher in the second and third quarters than in the first and fourth quarters.

COMPETITION

         The transportation services industry is highly competitive. The Company competes against other integrated logistics companies, as well as transportation companies. The Company also competes against carriers' internal sales forces. This competition is based primarily on freight rates, quality of service (such as damage free shipments, on-time delivery and consistent transit times), reliable pickup and delivery and scope of operations. Other logistics companies and transportation services companies and numerous carriers have substantially greater financial and other resources than the Company. The Company also competes with transportation services companies for the services of independent commission agents.

GOVERNMENT REGULATION

         The Company is licensed by the United States Department of Transportation (the "DOT") to engage in operations as a broker in arranging for the transportation, by motor vehicle, of general commodities between points in the United States. The DOT prescribes qualifications for acting in this capacity, including certain surety bonding requirements. The Company also acts as a common and contract motor carrier regulated by the DOT. Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. Matters such as weight and dimensions of equipment are also subject to federal regulations.

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

         Management does not believe that current regulation of its activities imposes significant economic restraints upon its operations or upon the entry of new competitors into the industry in general or into the markets that are served by the Company in particular.

EMPLOYEES

         The Company employed 308 individuals at March 6, 1998. The employees were not represented by a collective bargaining unit. Management considers relations with its employees to be good.

ITEM 2.       PROPERTIES

         All of the Company's operations at the 25 company branch locations are conducted in office space under leases with terms of less than four years. Although the Company owns the land and building which houses its administrative offices in Indianapolis, Indiana, the Company's other principal administrative office is located in leased space in Memphis, Tennessee. Each of the 108 agency branches is responsible for obtaining its own office facilities.

         The Company also owns, and is holding for sale or lease, office, maintenance and fuel facilities in St. Joseph, Missouri, and Joplin, Missouri, and a four acre tract in Los Angeles, California. The Los Angeles property has been leased through December 2000 and the Joplin property has been leased through June 2002.

ITEM 3.       LEGAL PROCEEDINGS

         The Company is involved in various legal proceedings generally incidental to its business. While the result of any litigation contains an element of uncertainty, the Company presently believes that the outcome of any known pending or threatened legal proceedings or claims, or all of them combined, will not have a material adverse effect on its results of operations or consolidated financial position.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) A Special Meeting of Shareholders of the Company was held on November 7, 1997.

         (b)   Not Applicable

         (c) 1. Amendment to the Certificate of Incorporation to Increase Authorized Shares. The Company's Certificate of Incorporation was amended to increase the number of authorized shares of common stock from 10 million shares to 20 million shares and to reduce the par value from $.10 per share to $.05 per share pursuant to the following vote:

                  Votes in Favor        Withheld/Against         Abstained
                  --------------        ----------------         ---------
                    3,529,417               1,066,455              2,100

         (d)  Not Applicable

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

         The Company's common stock trades on the Nasdaq Stock Market's National Market System under the symbol: MVII. The following table sets forth the high and low sale prices per share of the common stock for the periods indicated, as reported by the Nasdaq Stock Market:

                                                           High            Low
                                                           ----            ---
            1996
            ----
            First Quarter..............................$   8 15/16     $   8
            Second Quarter.............................   10 5/16          8 5/8
            Third Quarter..............................   11              10 1/16
            Fourth Quarter.............................   14 3/4          10 11/16

            1997
            ----
            First Quarter..............................$  16 1/4        $ 13 13/16
            Second Quarter.............................   16 7/8          13 7/8
            Third Quarter..............................   16 3/4          14 5/8
            Fourth Quarter.............................   19              13 1/2

            1998
            ----
            First Quarter (through March 6, 1998)......$  19            $ 14 3/4

         On March 6, 1998, the last sale price per share of the common stock was $18. At March 6, 1998, there were 190 holders of record, representing an estimated 1,300 individual holders of the Company's common stock.

         On November 7, 1997, the Company's Board of Directors authorized a two-for-one stock split. All references in the accompanying financial statements to the number of common shares and per share amounts for periods prior to November 7, 1997 have been restated to reflect the stock split.

DIVIDENDS

         The Company has never paid a cash dividend on its common stock. It is the intention of the Board of Directors to continue to retain earnings to finance the growth of the Company's business rather than to pay cash dividends. Future payments of cash dividends will depend upon the financial condition, results of operations and capital commitments of the Company, as well as other factors deemed relevant by the Board of Directors. The Company and its subsidiaries are currently subject to a line of credit which limits the payment of dividends.

ITEM 6.       SELECTED FINANCIAL DATA

         The following selected consolidated financial data as of and for each of the years in the five-year period ended January 3, 1998 are derived from the Company's consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants. The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto, and Report of Independent Public Accountants thereon, for the most recent three years, included elsewhere in this Annual Report.

                                                                            FISCAL YEAR (1)
                                             ----------------------------------------------------------------------------
                                                1993            1994             1995             1996             1997
                                             ----------       ----------      ----------       ----------      ----------
                                                                  (in thousands, except per share data)
STATEMENTS OF INCOME INFORMATION:
  Operating revenues.........................$  341,532       $  428,772      $  459,160       $  563,913      $  667,374
  Transportation costs.......................   296,656          370,232         391,845          489,292         582,843
                                             ----------       ----------      ----------       ----------      ----------
  Net revenues...............................    44,876           58,540          67,315           74,621          84,531

  Operating income...........................     4,457            6,847           8,489           10,205          12,358

  Income from continuing operations
     before income taxes.....................     4,199            6,267           8,024            9,952          12,717

  Income from continuing operations..........$    2,490       $    3,667      $    4,734       $    5,772      $    7,376
                                             ==========       ==========      ==========       ==========      ==========

  Income from continuing operations
    per common share (2).....................$      .26       $      .38      $      .49       $      .63      $      .80
                                             ==========       ==========      ==========       ==========      ==========
  Income from continuing operations
    per common share, assuming dilution (2)..$      .26       $      .37      $      .47       $      .60      $      .76
                                             ==========       ==========      ==========       ==========      ==========

  Average common shares and equivalents
   outstanding:
     Basic...................................     9,534            9,558           9,674            9,211           9,185
     Diluted.................................     9,682            9,802           9,990            9,616           9,699

BALANCE SHEET DATA:
  Total assets...............................$   65,151       $   70,837      $   76,152       $   93,597      $  108,010
  Total debt.................................    11,337           10,787           1,588              747             580
  Shareholders' investment...................    21,047           23,473          25,888           30,038          32,122


(1) The Company's fiscal year ends on the Saturday nearest December 31. Fiscal years 1993, 1994, 1995 and 1996 included 52 weeks and fiscal year 1997 included 53 weeks.

(2) Effective January 3, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share". Earnings per share have been restated for the periods presented to conform to the new accounting standard. In addition, on November 7, 1997, the Company's Board of Directors authorized a two-for-one stock split, thereby increasing the number of shares issued by 5,003,000 and decreasing the par value of each share to $.05. All references to the number of common shares and per share amounts for the periods presented have been restated to reflect the stock split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

RESULTS OF OPERATIONS

Fiscal Years 1997 Compared to 1996 and 1996 Compared to 1995

          The following table sets forth the percentage relationship of the Company's revenue and expense items to operating revenues for the periods indicated:

                                                                          FISCAL YEAR
                                                     -----------------------------------------------------
                                                        1997                  1996                 1995
                                                     ---------             ---------             ---------
        Operating revenues.........................     100.0%                100.0%                100.0%
        Transportation costs.......................      87.3                  86.8                  85.3
                                                     --------              --------              --------
        Net revenues...............................      12.7                  13.2                  14.7

        Operating expenses:
              Salaries and related costs...........       2.7                   2.9                   3.5
              Selling, general and administrative..       8.1                   8.5                   9.4
                                                     --------              --------              --------
                  Total operating expenses.........      10.8                  11.4                  12.9
                                                     --------              --------              --------

        Operating income...........................       1.9                   1.8                   1.8

        Interest and other expense.................         -                     -                    .1
                                                     --------              --------              --------

        Income from continuing operations
              before income taxes..................       1.9%                  1.8%                  1.7%
                                                     ========              ========              ========

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

          Revenues - The Company's total number of shipments were 627,000, 503,000, and 414,000 in 1997, 1996 and 1995, respectively. Increases in shipments of 25% and 21% in 1997 and 1996, respectively, were the result of expanded services to both new and existing customers. The Company also increased the number of sales offices by 11 offices in 1996 and 20 offices in 1997.

          Net Revenues. The Company's net revenues as a percentage of operating revenues were 12.7%, 13.2% and 14.7%, in 1997, 1996 and 1995, respectively. During 1996, the Company closed several of its unprofitable dedicated trucking operations, resulting in decreased net revenues as a percentage of operating revenues in 1996 and 1997. These decreases in net revenues as a percentage of operating revenues have been offset by proportionate changes in operating expenses as a percentage of operating revenues.

          In recent years, truck related services have grown at a faster rate than rail and other modes. This increase in truck shipments has been fueled by the Company's growth of comprehensive logistics management services which have higher levels of over-the-road freight than other modes. Since operating revenue per truck shipment averages about 60% of operating revenue per rail shipment, the shipment count growth rate exceeded the operating revenue growth rate for 1997. The net revenue as a percentage of operating revenue is slightly higher for truck shipments than rail shipments, however, any resulting increases in net revenues as a percentage of operating revenues have been offset by the Company's downsizing of dedicated trucking operations in recent years.

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

          Interest and Other Expense, Net - Cash flow from operations has been adequate to cover the Company's operating needs and capital requirements in recent years, resulting in decreased interest expense and increased interest income in 1997 and 1996.

          Provision for Income Taxes - The Company's effective tax rates were 42% in 1997 and 1996 and 41% in 1995.

LIQUIDITY AND CAPITAL RESOURCES

          In recent years, the Company's cash flows from operations have exceeded its working capital needs. In addition, the Company has available a $25,000,000 unsecured revolving credit facility (the "Facility"). On January 3, 1998, there were no borrowings under the Facility, but letters of credit totaling $3,953,000 had been issued on the Company's behalf to secure insurance deductibles and purchases of operating services, resulting in unused borrowing capacity of $21,047,000. The interest rate for borrowings under the Facility is a variable rate based upon the 30 day LIBOR Funding Rate, as defined, plus 50 to 125 basis points. The Company pays a varying fee of .35% to 1.00% on outstanding letters of credit and a varying commitment fee of .15% to .30% on the unused portion of the Facility, as defined. At January 3, 1998, the interest rate was 6.46% and the letter of credit fee and commitment fee were .35% and .15%, respectively. The line of credit expires on July 1, 2000, but may be extended by mutual agreement of the lender and the Company, for subsequent periods of one year each.

          Among the covenants contained in the Facility are maintenance of certain financial ratios, including debt to net worth, cash plus accounts receivable to current liabilities plus debt and debt to earnings before income taxes, depreciation and amortization (all as defined). Other covenants include the level of capital and lease expenditures, acquisitions and mergers, dividends and redemptions of stock.

          At January 3, 1998, the Company had a ratio of current assets to current liabilities of approximately 1.24 to 1. Management believes that the Company will have sufficient cash flow from operations and borrowing capacity to cover its operating needs and capital requirements for the foreseeable future.

OTHER INFORMATION

          In response to expanding capabilities in the area of information systems and issues related to the year 2000, the Company is designing a new financial and administrative system scheduled for implementation during the second half of 1998. The total cost of this system is not expected to exceed $1,500,000, the majority of which was expended in 1997. Additionally, the Company is performing an in-depth review of the year 2000 compliance aspects of all peripheral systems not included in the above system. Management is uncertain at this time what additional costs, if any, may be incurred in connection with these peripheral systems. Management is confident that all issues relating to the Company's internal information systems arising from the year 2000 will be addressed during the course of these two projects. The Company is also in the process of seeking information concerning year 2000 compliance from vendors, customers and other third parties upon whom the Company relies.

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

                   Index to Consolidated Financial Statements
                                                                       Page
                                                                       ----
         Consolidated Balance Sheets................................... 15
         Consolidated Statements of Income............................. 16
         Consolidated Statements of Shareholders' Investment........... 17
         Consolidated Statements of Cash Flows......................... 18
         Notes to Consolidated Financial Statements.................... 19
         Report of Independent Public Accountants...................... 26

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.


                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The sections entitled "Election of Directors" and "Executive Officers and Key Employees" of the Company's Notice of the 1998 Annual Meeting of Shareholders and Proxy Statement which will be filed within 120 days of January 3, 1998 are incorporated herein by reference.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         The information required hereunder is incorporated by reference from the section entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Company's Notice of the 1998 Annual Meeting of Shareholders and Proxy Statement which will be filed within 120 days of January 3, 1998.

ITEM 11, 12, AND 13. EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required under these items is incorporated by reference from the Company's Notice of the 1998 Annual Meeting of Shareholders and Proxy Statement which will be filed within 120 days of January 3, 1998.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)(1)    Financial Statements

                    All financial statements of the Registrant as set forth under Item 8 of this Annual Report on Form 10-K.

             (2)    Financial Statement Schedules

                    Schedule
                     Number                    Description                   Page of 1997 10-K
                    --------                   -----------                   -----------------
                      II          Valuation and Qualifying Accounts                 27

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


             (3)    Exhibits

Exhibit                                                                      Page Number or Incorporation
Number          Description                                                     by Reference to
-------         -----------                                                  ----------------------------
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

   10.6    *    Addendum No. 2 to Employment and Noncompete                  Filed herewith
                Agreement between R.C. Matney and the Registrant
                dated as of October 1, 1997

Exhibit                                                                      Page Number or Incorporation
Number          Description                                                     by Reference to
-------         -----------                                                  ----------------------------
   10.7    *    Employment and Noncompete Agreement between                  Filed herewith
                Philip L. Dunavant and the Registrant dated as of
                May 16, 1997

   10.8    *    Employment and Noncompete Agreement between                  Filed herewith
                David H. Wedaman and the Registrant dated
                as of January 1, 1997.  Addendum to Employment
                and Noncompete Agreement dated as of May 15, 1997

   10.9    *    Employment and Noncompete Agreement between                  Exhibit 6 to Current Report on Form
                Robert E. Liss and Jupiter Transportation, Inc.,             8-K dated May 9, 1995
                an indirect wholly owned subsidiary of the Registrant,
                dated as of July 1, 1994

  10.10     *   Employment and Noncompete Agreement between                  Exhibit 7 to Current Report on Form
                James T. Graves and the Registrant dated as of               8-K dated May 9, 1995
                August 1, 1992

  10.11    *    Employment and Noncompete Agreement between                  Exhibit 10.10 to 1995 Annual Report
                Michael J. Musacchio and Mark VII Logistics, a               on Form 10-K
                Division of Mark VII Transportation Co., Inc., a
                wholly owned subsidiary of the Registrant dated
                as of June 1, 1995. Addendum to Employment and
                Noncompete Agreement between Michael J.
                Musacchio and Mark VII Logistics dated as of
                September 1, 1995

 10.12     *    Amendment Number 1 to the Mark VII, Inc. 1992                Exhibit 99.1 to Registration
                Non-Qualified Stock Option Plan (formerly the MNX            Statement on Form S-8 (SEC File
                Incorporated 1992 Non-Qualified Stock Option Plan)           No. 33-86174)
                dated September 22, 1994

 10.13          Asset Purchase Agreement dated June 17, 1994 by              Appendix B to Proxy Statement for
                and among Swift Transportation Co., Inc. (Nevada),           1994 Annual Meeting of Shareholders
                Swift Transportation Co., Inc. (Arizona), Mark VII,
                Inc., MNX Carriers, Inc., and Missouri-Nebraska
                Express, Inc.

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

 10.15          Mark VII, Inc. 1995 Omnibus Stock Incentive                  Appendix A to Proxy Statement for
                Plan                                                         1995 Annual Meeting of Shareholders

 10.16          Amendment No. 1 to the Mark VII, Inc. 1995                   Annex E to Proxy Statement for 1995
                Omnibus Stock Incentive Plan                                 Annual Meeting of Shareholders

Exhibit                                                                      Page Number or Incorporation
Number          Description                                                     by Reference to
-------         -----------                                                  ----------------------------
 10.17          Revolving Loan and Promissory Note dated                     Filed herewith
                July 29, 1997 by and among NationsBank of
                Tennessee, N.A., Mark VII, Inc. and Mark VII
                Transportation Co., Inc.

 10.18          Loan Agreement dated as of July 29, 1997 by and              Filed herewith
                among NationsBank of Tennessee, N.A., Mark VII,
                Inc. and Mark VII Transportation Co., Inc.

 10.19          First Modification of Loan Agreement dated as of             Filed herewith
                October 20, 1997 by and among NationsBank of
                Tennessee, N.A., Mark VII, Inc. and Mark VII
                Transportation Co., Inc.

    21          Subsidiaries of Registrant                                   Filed herewith

    23          Consent of Independent Public Accountants                    Filed herewith

    27          Financial Data Schedule (SEC Use Only)                       Filed herewith

------------
       *    Management contracts or compensatory plans


(b)      Reports on Form 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MARK VII, INC.


                                       By:  /s/ R.C. Matney
                                            ---------------------------------
                                            R. C. Matney
                                            Chairman of the Board, President
                                              and Chief Executive Officer

Date: March 26, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                     TITLE                                           DATE
/s/  R.C. Matney                     Chairman of the Board, President,                    March 26, 1998
-------------------------------      Chief Executive Officer and Director
R. C. Matney


/s/  Philip L. Dunavant              Executive Vice President, Chief Financial            March 26, 1998
-------------------------------      Officer (Principal Financial and Accounting
Philip L. Dunavant                   Officer)


/s/  James T. Graves                 Vice Chairman, Secretary, General Counsel            March 26, 1998
-------------------------------      and Director
James T. Graves


/s/  David H. Wedaman                Executive Vice President, Chief Operating            March 26, 1998
-------------------------------      Officer and Director
David H. Wedaman


/s/  Douglass Wm. List               Director                                             March 26, 1998
-------------------------------
Douglass Wm. List


/s/  William E. Greenwood            Director                                             March 26, 1998
-------------------------------
William E. Greenwood


/s/  Jay U. Sterling                 Director                                             March 26, 1998
-------------------------------
Dr. Jay U. Sterling


/s/  Thomas J. Fitzgerald            Director                                             March 26, 1998
-------------------------------
Thomas J. Fitzgerald


                         MARK VII, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)

                                                                                               JANUARY 3,     DECEMBER 28,
                                                                                                   1998           1996
                                                                                               ----------     ------------
                                                          ASSETS
Current Assets:
   Cash and cash equivalents.................................................................  $    3,732      $      959
   Accounts receivable, less allowances of $2,641 and
     $1,693 in 1997 and 1996, respectively ..................................................      82,917          73,315
   Notes and other receivables, less allowances of $537
     and $1,611 in 1997 and 1996, respectively...............................................       4,399           7,583
   Other current assets......................................................................       1,755           1,131
                                                                                               ----------      ----------
     Total current assets....................................................................      92,803          82,988
                                                                                               ----------      ----------

Deferred Income Taxes........................................................................       1,262             946
                                                                                               ----------      ----------

Property and Equipment, at cost:
   Transportation equipment..................................................................       4,394           4,915
   Computer equipment, furniture and other...................................................       7,026           3,817
                                                                                               ----------      ----------
                                                                                                   11,420           8,732
   Less:  Accumulated depreciation...........................................................       4,829           4,214
                                                                                               ----------      ----------
     Net property and equipment..............................................................       6,591           4,518
                                                                                               ----------      ----------

Intangible and Other Assets..................................................................       7,354           5,145
                                                                                               ----------      ----------
                                                                                               $  108,010      $   93,597
                                                                                               ==========      ==========

                                    LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
   Accrued  transportation charges...........................................................  $   63,094      $   52,734
   Deferred income taxes.....................................................................       5,591           2,193
   Other current and accrued liabilities.....................................................       6,258           8,031
                                                                                               ----------      ----------
     Total current liabilities...............................................................      74,943          62,958
                                                                                               ----------      ----------

Long-Term Obligations........................................................................         945             601
                                                                                               ----------      ----------

Contingencies and Commitments (Note 5)

Shareholders' Investment:
   Common stock, $.05 par value, authorized 20,000,000 shares; issued 10,009,822
     shares in 1997 and 9,901,044 shares in 1996.............................................         501             495
   Paid-in capital...........................................................................      29,623          28,665
   Retained earnings ........................................................................      14,108           6,732
                                                                                               ----------      ----------
                                                                                                   44,232          35,892
   Less:  Treasury stock, at cost, 1,071,250 shares in 1997 and 664,000 shares in 1996.......     (12,110)         (5,854)
                                                                                               ----------      ----------
     Total shareholders' investment..........................................................      32,122          30,038
                                                                                               ----------      ----------
                                                                                               $  108,010      $   93,597
                                                                                               ==========      ==========

      The accompanying notes are an integral part of these balance sheets.

                         MARK VII, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                                           FOR THE YEARS ENDED
                                                                              ---------------------------------------------
                                                                              JANUARY 3,       DECEMBER 28,    DECEMBER 30,
                                                                                 1998              1996            1995
                                                                              ----------       ------------    ------------
Operating Revenues ........................................................   $  667,374        $  563,913      $  459,160
Transportation Costs.......................................................      582,843           489,292         391,845
                                                                              ----------        ----------      ----------
Net Revenues...............................................................       84,531            74,621          67,315

Operating Expenses:
   Salaries and related costs..............................................       17,894            16,501          16,170
   Selling, general and administrative ....................................       54,279            47,915          42,656
                                                                              ----------        ----------      ----------
     Total Operating Expenses..............................................       72,173            64,416          58,826
                                                                              ----------        ----------      ----------

Operating Income ..........................................................       12,358            10,205           8,489

Other Expense (Income):
   Interest expense........................................................          171               266             494
   Interest income.........................................................         (711)             (177)           (193)
   Other ..................................................................          181               164             164
                                                                              ----------        -----------     ----------
     Total Other Expense (Income), Net.....................................         (359)              253             465
                                                                              ----------        ----------      ----------

Income Before Provision For Income Taxes...................................       12,717             9,952           8,024

Provision For Income Taxes.................................................        5,341             4,180           3,290
                                                                              ----------        ----------      ----------

Net Income.................................................................   $    7,376        $    5,772      $    4,734
                                                                              ==========        ==========      ==========


Net Income Per Common Share................................................   $      .80        $      .63      $      .49
                                                                              ==========        ==========      ==========

Net Income Per Common Share, Assuming Dilution.............................   $      .76        $      .60      $      .47
                                                                              ==========        ==========      ==========

Average Common Shares and Equivalents Outstanding:
     Basic.................................................................        9,185             9,211           9,674
     Diluted...............................................................        9,699             9,616           9,990


        The accompanying notes are an integral part of these statements.

                         MARK VII, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
                                 (In thousands)

                                               COMMON STOCK
                                          ---------------------      PAID-IN       RETAINED      TREASURY
                                           SHARES      AMOUNT        CAPITAL       EARNINGS       STOCK          TOTAL
                                          --------    ---------      --------     ----------    ----------     ----------
Balance, December 31, 1994................   9,562    $     478      $ 26,769     $   (3,774)   $      -       $   23,473
   Net income.............................     -            -             -            4,734           -            4,734
   Issuance of common stock under
     stock-based compensation plans.......     214           11         1,106            -             -            1,117
   Purchase of treasury stock
     (400 shares).........................     -            -             -              -          (3,436)        (3,436)
                                          --------    ---------      --------     ----------    ----------     ----------

Balance, December 30, 1995................   9,776          489        27,875            960        (3,436)        25,888
   Net income.............................     -            -             -            5,772           -            5,772
   Issuance of common stock under
     stock-based compensation plans.......     125            6           790            -             -              796
   Purchase of treasury stock
     (264 shares).........................     -            -             -              -          (2,418)        (2,418)
                                          --------    ---------      --------     ----------    ----------     ----------

Balance, December 28, 1996................   9,901          495        28,665          6,732        (5,854)        30,038
   Net income.............................     -            -             -            7,376           -            7,376
   Issuance of common stock under
     stock-based compensation plans.......     109            6           958            -             -              964
   Purchase of treasury stock
     (407 shares).........................     -            -             -              -          (6,256)        (6,256)
                                          --------    ---------      --------     ----------    ----------     ----------

Balance, January 3, 1998..................  10,010    $     501      $ 29,623     $   14,108    $  (12,110)    $   32,122
                                          ========    =========      ========     ==========    ==========     ==========



        The accompanying notes are an integral part of these statements.

                         MARK VII, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                           FOR THE YEARS ENDED
                                                                             -----------------------------------------------
                                                                              JANUARY 3,        DECEMBER 28,    DECEMBER 30,
                                                                                1998               1996             1995
                                                                             -----------        ------------    ------------
Operating Activities:
   Net income .............................................................   $    7,376        $    5,772      $    4,734
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation........................................................        1,054             1,130           1,154
       Amortization........................................................          250               254             330
       Provision for doubtful accounts and notes receivable................        2,672             2,014           2,102
       Provision for deferred income taxes.................................        1,737             1,803           2,139
       Changes in assets and liabilities:
         Accounts receivable...............................................      (11,205)          (19,009)         (5,171)
         Accrued transportation charges....................................       10,360             9,488           9,599
         Other ............................................................         (536)            3,249          (3,676)
                                                                              ----------        ----------      ----------
   Net cash provided by operating activities...............................       11,708             4,701          11,211
                                                                              ----------        ----------      ----------

Investing Activities:
   Additions to property and equipment.....................................       (3,600)           (1,821)           (767)
   Retirements of property and equipment...................................          473               572             524
                                                                              ----------        ----------      ----------
   Net cash used for investing activities..................................       (3,127)           (1,249)           (243)
                                                                              ----------        ----------      ----------

Financing Activities:
   Exercise of stock options...............................................          615               494             769
   Repayments of long-term obligations.....................................         (135)             (183)         (1,419)
   Net repayments under line of credit.....................................          (32)             (658)         (7,856)
   Purchase of treasury stock..............................................       (6,256)           (2,418)         (3,436)
                                                                              ----------        ----------      ----------
   Net cash used for financing activities..................................       (5,808)           (2,765)        (11,942)
                                                                              ----------        ----------      ----------

Net increase (decrease) in cash and cash equivalents.......................        2,773               687            (974)

Cash and cash equivalents:

   Beginning of year.......................................................          959               272           1,246
                                                                              ----------        ----------      ----------

   End of year.............................................................   $    3,732        $      959      $      272
                                                                              ==========        ==========      ==========

Supplemental Disclosure of Cash Flow Information:

   Cash paid during the year for:
     Interest..............................................................   $      150        $      196      $      361
     Income taxes, net of refunds received.................................        2,930             2,731           1,180

Supplemental Schedule of Non-cash Financing Activities:

   Direct financings under debt and capital lease obligations..............   $     -           $     -         $       77


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

   Transportation equipment                               3 to 7 years
   Computer equipment, furniture and other                3 to 10 years

The accompanying financial statements include depreciation expense of $1,054,000, $1,130,000 and $1,154,000 in 1997, 1996 and 1995, respectively.

CASH AND CASH EQUIVALENTS

The Company considers cash on hand, deposits in banks, certificates of deposit and short-term marketable securities with maturities of 90 days or less when purchased, as cash and cash equivalents.

The Company utilizes a cash management system under which cash overdrafts exist in the book balances of its primary disbursing accounts. These overdrafts represent the uncleared checks in the disbursing accounts. The cash amounts presented in the consolidated financial statements represent balances on deposit at other locations, prior to their transfer to the primary disbursing accounts. Uncleared checks of $2,851,000 and $6,515,000 are included in accrued transportation charges at January 3, 1998 and December 28, 1996, respectively.

INTANGIBLE ASSETS

Goodwill and other intangible assets are being amortized on the straight-line basis over 10 to 20 years. Goodwill and other intangible assets consisted of the following:

                                                            1997          1996
                                                          --------      --------
                                                              (in thousands)
      Goodwill and other intangible assets.............   $  5,121      $  3,321
      Less accumulated amortization....................      1,674         1,437
                                                          --------      --------
                                                          $  3,447      $  1,884
                                                          ========      ========

FISCAL YEAR

The Company's fiscal year ends on the Saturday nearest December 31. Fiscal years 1995 and 1996 included 52 weeks and fiscal year 1997 included 53 weeks.

EARNINGS PER SHARE

Effective January 3, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share". Earnings per share have been restated for the periods presented to conform to the new accounting standard. In addition, on November 7, 1997, the Company's Board of Directors authorized a two-for-one stock split, thereby increasing the number of shares issued by 5,003,000 and decreasing the par value of each share to $ .05. All references to the number of common shares and per share amounts for the periods presented have been restated to reflect the stock split.

A reconciliation between basic earnings per share and diluted earnings per share follows:

                                                                    1997          1996          1995
                                                                  --------      --------      --------
                                                                (in thousands, except per share amounts)
      Net income..................................................$  7,376      $  5,772      $  4,734
                                                                  ========      ========      ========

      Average common shares and equivalents outstanding:
        Basic.....................................................   9,185         9,211         9,674
        Effect of dilutive options................................     514           405           316
                                                                  --------      --------      --------
        Diluted...................................................   9,699         9,616         9,990
                                                                  ========      ========      ========

      Per share amounts:
        Net income per common share...............................$   .80       $    .63      $    .49
                                                                  =======       ========      ========
        Net income per common share, assuming dilution............$   .76       $    .60      $    .47
                                                                  =======       ========      ========

RECLASSIFICATIONS

Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the 1997 presentation.

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

(2)   CREDIT FACILITY

The Company has a $25 million unsecured revolving credit facility (the "Facility"). The Facility bears a variable interest rate based upon the 30 day LIBOR Funding Rate, as defined, plus 50 to 125 basis points. The Company pays a varying fee of .35% to 1.00% on outstanding letters of credit and a varying commitment fee of .15% to .30% on the unused portion of the Facility, as defined. At January 3, 1998, the interest rate was 6.46% and the letter of credit fee and commitment fee were .35% and .15%, respectively. The line of credit expires on July 1, 2000, but may be extended by mutual agreement of the lender and the Company, for subsequent periods of one year each.

The following is a summary of data on the credit facility:

                                                   1997         1996            1995
                                                  ------       -------        --------
                                                         (dollars in thousands)
   Balance outstanding at end of period...........$   -        $     32       $    690
   Average amount outstanding.....................    -              75          1,596
   Maximum month end balance outstanding..........    -           1,750          9,310
   Interest rate at year end...................... 6.46%            8.8%           9.0%
   Weighted average interest rate.................    -             8.8%           9.3%

Among the covenants contained in the Facility are maintenance of certain financial ratios, including debt to net worth, cash plus accounts receivable to current liabilities plus debt and debt to earnings before income taxes, depreciation and amortization (all as defined). Other covenants include the level of capital and lease expenditures, acquisitions and mergers, dividends and redemptions of stock.

(3)   INCOME TAXES

Components of the provision for income taxes consisted of the following:

                                                         1997          1996          1995
                                                       --------      --------      --------
                                                                  (in thousands)
      Federal -
         Currently payable ............................$  2,856      $  1,833      $    709
         Deferred......................................   1,562         1,610         1,910
                                                       --------      --------      --------
            Total federal..............................   4,418         3,443         2,619
                                                       --------      --------      --------
      State -
         Currently payable.............................     748           544           442
         Deferred......................................     175           193           229
                                                       --------      --------      --------
            Total state................................     923           737           671
                                                       --------      --------      --------

                                                       $  5,341      $  4,180      $  3,290
                                                       ========      ========      ========

A reconciliation between the provision for income taxes and the expected taxes using the federal statutory income tax rate follows:

                                                          1997         1996          1995
                                                       ---------     --------      --------
                                                                   (in thousands)

      Federal statutory rate...........................    34.2%           34%           34%

      Tax at statutory rate............................$  4,349      $  3,384      $  2,728
      Increase from -
         State income taxes, net.......................     609           486           443
         Other.........................................     383           310           119
                                                       --------      --------      --------
                                                       $  5,341      $  4,180      $  3,290
                                                       ========      ========      ========

Deferred tax assets (liabilities) are comprised of the following:

                                                                1997          1996
                                                              --------      --------
                                                                  (in thousands)
      Deferred Tax Assets:
         Claims and other reserves............................$  2,140      $  2,381
         Basis difference on property and equipment...........     778           892
         Other................................................     503           158
                                                              --------      --------
          Total deferred tax assets...........................   3,421         3,431
                                                              --------      --------

      Deferred Tax Liabilities:
         Prepaid expenses.....................................     (35)           (1)
         Deferred revenue.....................................  (4,910)       (4,573)
         Other................................................  (2,805)         (104)
                                                              --------      --------
          Total deferred tax liabilities......................  (7,750)       (4,678)
                                                              --------      --------

          Net deferred tax liabilities........................$ (4,329)     $ (1,247)
                                                              ========      ========


(4)   LONG-TERM DEBT AND OPERATING LEASES

Long-term debt included the following:

                                                                    1997          1996
                                                                  --------      ---------
                                                                     (in thousands)
       Capital lease obligations for transportation equipment,
         9.1%, payable through 2002.............................. $    580      $    715
       Less - Current maturities.................................      116           114
                                                                  --------      --------
                                                                  $    464      $    601
                                                                  ========      ========

Property and equipment included the following amounts related to capital lease obligations:

                                                                    1997          1996
                                                                  --------      ---------
                                                                     (in thousands)
       Transportation equipment...................................$    915      $    991
       Less - Accumulated depreciation............................     371           329
                                                                  --------      --------
                                                                  $    544      $    662
                                                                  ========      ========

Scheduled annual payments on the Company's long-term obligations and commitments for operating leases are as follows:

                                            Capital Leases
                                 ------------------------------------
                                  Future       Interest     Principal     Operating
                                 Payments      Portion       Portion        Leases
                                 --------      --------     ---------     ---------
                                                    (in thousands)
      1998.....................  $   155       $     39      $    116      $  1,834
      1999.....................      161             36           125         1,692
      2000.....................      161             25           136         1,664
      2001.....................      162             13           149         1,158
      2002.....................       55              1            54           157
                                 -------       --------      --------      --------
                                 $   694       $    114      $    580      $  6,505
                                 =======       ========      ========      ========

Excluded from the operating lease commitments are scheduled rentals on tractors, trailers and containers with lease terms of one to five years which have annual cancellation provisions. If these leases are not canceled, the additional future lease payments would be approximately $1,403,000, $903,000, $825,000, $268,000 and $114,000 in 1998, 1999, 2000, 2001 and 2002, respectively. The accompanying financial statements include rent expense of $5,025,000, $5,737,000 and $6,220,000 in 1997, 1996 and 1995, respectively.

(5)   CONTINGENCIES AND COMMITMENTS

The Company is involved in various legal proceedings generally incidental to its business. While the result of any litigation contains an element of uncertainty, the Company presently believes that the outcome of any known pending or threatened legal proceedings or claims, or all of them combined, will not have a material adverse effect on its results of operations or consolidated financial position.

(6)  STOCK COMPENSATION PLANS

At January 3, 1998, the Company has three stock-based compensation plans: The 1995 Omnibus Stock Incentive Plan (the "1995 Plan"), the 1992 Non-qualified Stock Option Plan (the "1992 Plan"), and the Amended and Restated 1986 Incentive Stock Option Plan (the "1986 Plan"). No awards may be granted under the 1992 and 1986 Plans. The Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (dollars in thousands, except per share amounts):

                                                            1997        1996       1995
                                                           ------      ------     ------
Net Income:                            As reported         $7,376      $5,772     $4,734
                                       Pro forma           $7,053      $5,617     $4,694

Net Income Per Common Share:           As reported           $.80        $.63       $.49
                                       Pro forma             $.77        $.61       $.49

Net Income Per Common Share,
    Assuming Dilution:                 As reported           $.76        $.60       $.47
                                       Pro forma             $.73        $.58       $.47

The effects of applying SFAS No. 123 in this pro forma disclosure may not be indicative of future amounts because SFAS No. 123 does not apply to awards prior to January 1, 1995, and additional awards in future years are anticipated.

Under the provisions of the Company's 1995 Plan, options may be granted to employees of the Company and to directors who are not employees of the Company to purchase shares of common stock at a price not less than 100% of its fair market value at the date of grant. At January 3, 1998, 2,122,748 shares of common stock were reserved for issuance under all of the Company's stock option plans. Options granted have a maximum life of 10 years. Vesting requirements are determined at the discretion of the Compensation/Stock Option Committee of the Board of Directors. Presently, option vesting periods range from immediate vesting to vesting over 8 years.

Beginning with the grants issued on or after January 1, 1995, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                          1997            1996              1995
                                       ---------        ---------         --------
Dividend yield                            none             none               none
Expected volatility                      43.0%             41.0%             43.0%
Risk-free interest rate                   6.5%              6.8%              6.0%
Expected lives                         7.5 years         6.5 years         7.7 years

A summary of the status of stock options granted under the Company's stock option plans as of January 3, 1998, December 28, 1996 and December 30, 1995 and changes during the years ended on those dates is presented below:

                                               1997                           1996                          1995
                                       ----------------------       -----------------------        ----------------------
                                                     Weighted                      Weighted                      Weighted
                                                     Average                        Average                       Average
                                                     Exercise                      Exercise                      Exercise
Stock Options                          Shares         Price           Shares        Price            Shares        Price
-------------                         ---------     ----------      ---------      ---------       ---------     --------
Outstanding at beginning of year      1,217,976      $  6.11        1,244,698       $ 5.54         1,365,500      $ 5.05
Granted                                 160,000        14.60           93,000        11.11            98,000        7.94
Exercised                              (100,778)        4.94         (119,722)        4.11          (213,404)       3.60
Canceled                                 (4,000)        5.63               -            -             (5,398)       2.13
                                      ---------                     ---------                      ---------
Outstanding at end of year            1,273,198      $  7.27        1,217,976       $ 6.11         1,244,698      $ 5.54
                                      =========                     =========                      =========

Options exercisable at year-end         674,031                       612,176                        581,598
                                      =========                     =========                      =========

Options available for future grant      849,550                     1,017,550                      1,114,350
                                      =========                     =========                      =========

Weighted average fair value of
   options granted during the year       $ 8.37                        $ 5.35                         $ 4.53
                                      =========                     =========                      =========


The following table summarizes information about stock options outstanding at January 3, 1998:

                                               Options Outstanding                    Options Exercisable
                                   -----------------------------------------       ------------------------
                                                    Wgtd. Avg.
    Range of                          Number        Remaining     Wgtd. Avg.         Number      Wgtd. Avg
    Exercise                       Outstanding     Contractual     Exercise        Exercisable   Exercise
     Prices                         at 1/3/98         Life           Price          at 1/3/98      Price
----------------                   -----------     -----------    ----------       -----------   ----------
$ 2.13 to $ 5.63                     430,198        4.5 years       $  3.91          400,198      $   3.78
$ 6.88 to $10.00                     606,000        6.2 years          7.21          245,500          7.31
$10.63 to $14.63                     237,000        8.1 years         13.54           28,333         12.81
                                   ---------        ---------       -------          -------      --------

$ 2.13 to $14.63                   1,273,198        6.0 years       $  7.27          674,031      $   5.44
                                   =========        =========       =======          =======      ========

In 1990, the Company granted stock appreciation rights for 52,000 shares of the Company's common stock at a base price of $2.13 per share to key employees of the Company. On October 1, 1997, the Company issued stock appreciation rights for an additional 6,000 shares at a base price of $14.50. Stock appreciation rights for 34,000 shares were outstanding at January 3, 1998. The rights provide for cash payments to holders of the rights for increases in the market price of the Company's common stock as of April 1 of each year until and including April 1, 2000. The base price is adjusted each April 1 if the market closing price on that date is greater than the previous base price. The adjusted base prices as of April 1, 1997, 1996 and 1995 were $15.25, $8.63 and $8.63 per share, respectively. Compensation of $128,000, $203,000 and $47,000 was expensed under this plan in 1997, 1996 and 1995, respectively. The 1997 compensation has been accrued based on the closing market price of $16.75 per share on January 3, 1998.

QUARTERLY FINANCIAL DATA (Unaudited):

The results of operations for each of the four quarters of 1997 and 1996 are summarized below. Effective January 3, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share". Earnings per share have been restated for 1996 to conform to the new accounting standard. The amounts below are unaudited, but, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such periods have been made (in thousands, except per share data).

                                                            FIRST          SECOND        THIRD        FOURTH
                                                           QUARTER        QUARTER       QUARTER       QUARTER
                                                          ----------     ---------     ----------    ----------
1997
----
Operating revenues.....................................   $  145,914     $ 164,877     $  168,011    $  188,572
Operating income ......................................        2,113         3,462          3,452         3,331
Income before income taxes.............................        2,127         3,563          3,615         3,412
Net income.............................................        1,234         2,066          2,097         1,979

Net income per common share............................   $      .13     $     .22     $      .23    $      .22
Net income per common share, assuming dilution.........   $      .13     $     .21     $      .22    $      .21

1996
----
Operating revenues.....................................   $  122,030     $ 142,755     $  143,701    $  155,427
Operating income ......................................        1,739         2,870          2,990         2,606
Income before income taxes.............................        1,646         2,790          2,947         2,569
Net income.............................................          955         1,618          1,709         1,490

Net income per common share............................   $      .10     $     .18     $      .19    $      .16
Net income per common share, assuming dilution.........   $      .10     $     .17     $      .18    $      .15

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Mark VII, Inc.:

      We have audited the accompanying consolidated balance sheets of MARK VII, INC. (a Delaware corporation) AND SUBSIDIARIES as of January 3, 1998, and December 28, 1996, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended January 3, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mark VII, Inc. and Subsidiaries as of January 3, 1998, and December 28, 1996, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 1998 in conformity with generally accepted accounting principles.

      Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


                                       /s/ Arthur Andersen LLP



Memphis, Tennessee,
February 11, 1998

                                                                     SCHEDULE II


                         MARK VII, INC. AND SUBSIDIARIES
                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                               BALANCE AT      ADDITIONS
                                               BEGINNING       CHARGED TO                                     BALANCE AT
                                                OF YEAR         EXPENSE       DEDUCTIONS        OTHER         END OF YEAR
                                               ----------      ----------     ----------        -----         -----------
Allowance for doubtful accounts
  (deducted from accounts receivable):

   1995  ...................................... $ 1,285         $   581          $  530         $  -           $  1,336
   1996  ......................................   1,336           1,472           1,115            -              1,693
   1997  ......................................   1,693           1,603             655            -              2,641


Allowance for uncollectible notes
  (deducted from notes and other receivables):

   1995  ...................................... $   517         $ 1,521          $  -           $  -           $  2,038
   1996  ......................................   2,038             542             969            -              1,611
   1997  ......................................   1,611           1,069           2,143            -                537


                                  EXHIBIT INDEX


         Exhibit
         Number                                  Description
         -------                                 -----------
         10.6                  Addendum No. 2 to Employment and Noncompete
                               Agreement between R.C. Matney and the Registrant
                               dated as of October 1, 1997

         10.7                  Employment and Noncompete Agreement between
                               Philip L. Dunavant and the Registrant dated as of May 16, 1997

         10.8                  Employment and Noncompete Agreement between
                               David H. Wedaman and the Registrant dated as of January 1, 1997. Addendum to Employment and Noncompete Agreement dated as of May 15, 1997

         10.17                 Revolving Loan and Promissory Note dated
                               July 29, 1997 by and among NationsBank of Tennessee, N.A., Mark VII, Inc. and Mark VII
                               Transportation Co., Inc.

         10.18 Loan Agreement dated as of July 29, 1997 by and among NationsBank of Tennessee, N.A., Mark VII,
                               Inc. and Mark VII Transportation Co., Inc.

         10.19                 First Modification of Loan Agreement dated as of
                               October 20, 1997 by and among NationsBank of Tennessee, N.A., Mark VII, Inc. and Mark VII
                               Transportation Co., Inc.

         21                    Subsidiaries of Registrant

         23                    Consent of Independent Public Accountants

         27                    Financial Data Schedule (SEC Use Only)
