Form 10-Q
period 1998-04-04
MARK VII INC
filed 1998-05-20
CIK 795425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 4, 1998

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________ to _______


                           Commission File No. 0-14810



                                 MARK VII, INC.
                                 --------------
             (Exact name of Registrant as specified in its charter)


            Delaware                                         43-1074964
----------------------------------                      --------------------
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

965 Ridge Lake Boulevard, Suite 103
        Memphis, Tennessee                                      38120
----------------------------------------                      ----------
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
         Yes (X)  No (  )

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                             Outstanding at May 5, 1998
     ----------------------------              --------------------------
     Common stock, $.05 par value                   8,940,172  Shares

                         MARK VII, INC. AND SUBSIDIARIES
              FORM 10-Q - FOR THE THREE MONTHS ENDED APRIL 4, 1998


                                      INDEX


                                                                                       Page
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         a)  Condensed Consolidated Statements of Income - Three Months Ended
               April 4, 1998 and March 29, 1997......................................... 3

         b)  Consolidated Balance Sheets - April 4, 1998 and January 3, 1998............ 4

         c)  Condensed Consolidated Statements of Cash Flows - Three Months Ended
               April 4, 1998 and March 29, 1997......................................... 5

         e)  Notes to Condensed Consolidated Financial Statements....................... 6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................................... 7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................... 9

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................. 9

Item 2.  Changes in Securities.......................................................... 9

Item 3.  Defaults Upon Senior Securities................................................ 9

Item 4.  Submission of Matters to a Vote of Security Holders............................ 9

Item 5.  Other Information.............................................................. 9

Item 6.  Exhibits and Reports on Form 8-K............................................... 9

         Signature......................................................................10


PART I.     FINANCIAL INFORMATION.
ITEM 1.     FINANCIAL STATEMENTS.

                         MARK VII, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                              FOR THE THREE MONTHS ENDED
                                                             ----------------------------
                                                             APR. 4, 1998   MAR. 29, 1997
                                                             ------------   -------------
Operating Revenues........................................... $ 171,800      $  145,914
Transportation Costs.........................................   151,242         127,379
                                                              ---------      ----------
Net Revenues.................................................    20,558          18,535
                                                              ---------      ----------
Operating Expenses:
    Salaries and related costs...............................     4,468           4,169
    Selling, general and administrative......................    13,340          12,253
                                                              ---------      ----------
       Total operating expenses..............................    17,808          16,422
                                                              ---------      ----------

Operating Income.............................................     2,750           2,113


Interest and Other Expense/(Income), Net.....................       (55)            (14)
                                                              ---------      ----------

Income Before Provision For Income Taxes.....................     2,805           2,127

Provision For Income Taxes...................................     1,178             893
                                                              ---------      ----------
Net Income .................................................. $   1,627      $    1,234
                                                              =========      ==========

Net Income Per Common Share.................................. $     .18      $      .13
                                                              =========      ==========
Net Income Per Common Share, Assuming Dilution............... $     .17      $      .13
                                                              =========      ==========
Average Common Shares and Equivalents Outstanding:
    Basic....................................................     8,939           9,257
    Diluted..................................................     9,467           9,769

Dividends Paid...............................................        --              --





           See "Notes to Condensed Consolidated Financial Statements."

                         MARK VII, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)



                                                                         APR. 4, 1998       JAN. 3, 1998
                                                                         ------------       ------------
                                  ASSETS                                  (Unaudited)
                                  ------
Current Assets:
    Cash and cash equivalents...........................................   $  1,835           $  3,732
    Accounts receivable, net of allowance of $3,192 and $2,641..........     77,161             82,917
    Notes and other receivables, net of allowance of $577 and $537......      3,606              4,399
    Other current assets................................................         64              1,755
                                                                           --------           --------
       Total current assets.............................................     82,666             92,803

Deferred Income Taxes...................................................      1,244              1,262
Net Property and Equipment..............................................      7,338              6,591
Intangibles and Other Assets............................................      7,592              7,354
                                                                           --------           --------
                                                                           $ 98,840           $108,010
                                                                           ========           ========


                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------
Current Liabilities:
    Accrued transportation expenses.....................................   $ 54,746           $ 63,094
    Deferred income taxes...............................................      4,277              5,591
    Other current and accrued liabilities...............................      5,163              6,258
                                                                           --------           --------
       Total current liabilities........................................     64,186             74,943
                                                                           --------           --------

Long-Term Obligations...................................................        876                945
                                                                           --------           --------

Contingencies and Commitments

Shareholders' Equity:
    Common stock, $.05 par value, authorized 20,000,000
       shares, issued 10,011,422 and 10,009,822 shares .................        501                501
    Paid-in capital.....................................................     29,652             29,623
    Retained earnings...................................................     15,735             14,108
                                                                           --------           --------
                                                                             45,888             44,232
    Less:  1,071,250 shares of treasury stock, at cost..................    (12,110)           (12,110)
                                                                           --------           --------
       Total shareholders' equity.......................................     33,778             32,122
                                                                           --------           --------
                                                                           $ 98,840           $108,010
                                                                           ========           ========


           See "Notes to Condensed Consolidated Financial Statements."

                         MARK VII, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                      FOR THE THREE MONTHS ENDED
                                                                    ------------------------------
                                                                    APR. 4, 1998     MAR. 29, 1997
                                                                    ------------     -------------
OPERATING ACTIVITIES:
   Net cash provided by (used for) operating activities...........    $  (782)          $ 6,722
                                                                      -------           -------
INVESTING ACTIVITIES:
   Additions to property and equipment............................     (1,177)             (404)
   Retirements of property and equipment..........................        101               303
                                                                      -------           -------
   Net cash used for investing activities.........................     (1,076)             (101)
                                                                      -------           -------
FINANCING ACTIVITIES:
   Proceeds received from exercise of stock options...............         29               188
   Repayments of long-term obligations............................        (68)              (69)
   Net repayments under line of credit............................         --               (19)
                                                                      -------           -------

   Net cash provided by (used for) financing activities...........        (39)              100
                                                                      -------           -------
Net increase (decrease) in cash and cash equivalents..............     (1,897)            6,721

Cash and cash equivalents:
    Beginning of period...........................................      3,732               959
                                                                      -------           -------
    End of period.................................................    $ 1,835           $ 7,680
                                                                      =======           =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest.....................................................    $     7           $    32
     Income taxes, net of refunds received........................        889               137




          See "Notes to Condensed Consolidated Financial Statements."

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

         The condensed, consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. For this reason, the condensed, consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's 1997 Annual Report on Form 10-K.

         The results for the three months ended April 4, 1998 are not necessarily indicative of the results for the entire year.


         EARNINGS PER SHARE:

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

         A reconciliation between basic earnings per share and diluted earnings per share follows:


                                                                     THREE MONTHS ENDED
                                                                     ------------------
                                                                     APR. 4,   MAR. 29,
                                                                      1998       1997
                                                                      ----       ----
                                                                    (in thousands, except
                                                                     per share amounts)
         Net income................................................ $  1,627   $ 1,234
                                                                    ========   =======
         Average common shares and equivalents outstanding:
           Basic...................................................    8,939     9,257
           Effect of dilutive options..............................      528       512
                                                                    --------   -------
           Diluted.................................................    9,467     9,769
                                                                    ========   =======

         Per share amounts:
           Net income per common share............................. $   .18    $   .13
                                                                    =======    =======
           Net income per common share, assuming dilution.......... $   .17    $   .13
                                                                    =======    =======

MARK VII, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three months ended April 4, 1998 vs. three months ended March 29, 1997.

        The following table sets forth the percentage relationship of the Company's revenues and expense items to operating revenues for the periods indicated:

                                                                     THREE MONTHS
                                                                 1998         1997
                                                                 ----         ----

       Operating revenues.....................................   100.0%      100.0%
       Transportation costs...................................    88.0        87.3
                                                                 -----       -----
       Net revenues...........................................    12.0        12.7

       Operating expenses:
           Salaries and related costs.........................     2.6         2.8
           Selling, general and administrative................     7.8         8.4
                                                                 -----       -----
                Total operating expenses......................    10.4        11.2
                                                                 -----       -----

       Operating income.......................................     1.6         1.5

       Interest and other expense/(income), net...............      .0          .0
                                                                 ----        -----
       Income before provision for income taxes...............     1.6%        1.5%
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

          Operating Revenues - The Company's total number of shipments increased from 133,000 in 1997 to 170,000 in 1998. The increase in shipments of 28% resulted from the expansion of services to both new and existing customers.

          Net Revenues - The Company's net revenues as a percentage of operating revenues were 12.0% versus 12.7% in 1997. Net revenues as a percentage of operating revenues declined during the first quarter of 1998 due to the discontinuation of dedicated trucking operations in January 1998 for one of our customers. This customer's dedicated trucking operations accounted for one half of the Company's dedicated trucking services at the end of

1997. This decrease in net revenues as a percentage of operating revenues has been offset by proportionate decreases in operating expenses as a percentage of operating revenues.

          Operating Expenses - As discussed above under Net Revenues, the closing of the Company's largest dedicated trucking fleet has resulted in fluctuations in operating expenses as a percentage of operating revenues. In general, the Company's dedicated trucking fleets have relatively higher fixed costs as a percentage of operating revenues than the Company's transportation services and logistics management operations.

          Interest and Other Expense/(Income), Net - Cash flow from operations has been adequate to cover the Company's operating needs and capital requirements in recent years, resulting in decreased interest expense and increased interest income in 1998 and 1997.

          Provision for Income Taxes - The Company's effective tax rate was 42% in both 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

          In recent years, the Company's cash flows from operations have exceeded its working capital needs. In addition, the Company has available a $25,000,000 unsecured revolving credit facility (the "Facility"). On April 4, 1998, there were no borrowings under the Facility, but letters of credit totaling $3,102,000 had been issued on the Company's behalf to secure insurance deductibles and purchases of operating services, resulting in unused borrowing capacity of $21,898,000. The interest rate for borrowings under the Facility is a variable rate based upon the 30 day LIBOR Funding Rate, as defined, plus 50 to 125 basis points. The Company pays a varying fee of .35% to 1.00% on outstanding letters of credit and a varying commitment fee of .15% to .30% on the unused portion of the Facility, as defined. At April 4, 1998, the interest rate was 6.16% and the letter of credit fee and commitment fee were .35% and .15%, respectively. The line of credit expires on July 1, 2000, but may be extended by mutual agreement of the lender and the Company, for subsequent periods of one year each.

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

          At April 4, 1998, the Company had a ratio of current assets to current liabilities of approximately 1.29 to 1. Management believes that the Company will have sufficient cash flow from operations and borrowing capacity to cover its operating needs and capital requirements for the foreseeable future.

OTHER INFORMATION

          In response to expanding capabilities in the area of information systems and issues related to the year 2000, the Company is designing a new financial and administrative system scheduled for implementation during the second half of 1998. The total cost of this system is not expected to exceed $2,000,000, a significant portion of which was expended in 1997. Additionally, the Company is performing an in-depth review of the year 2000 compliance aspects of all peripheral systems not included in the above system. Management is uncertain at this time what additional costs, if any, may be incurred in connection with these peripheral systems. Management is confident that all issues relating to the Company's internal information systems arising from the year 2000 will be addressed during the course of these two projects. The Company is also in the process of seeking information concerning year 2000 compliance from vendors, customers and other third parties upon whom the Company relies.

          As the Company continues its expansion into more comprehensive logistics management programs, the credit risk exposure on a limited number of major customers increases. While the Company takes measures to continually evaluate, monitor and, if necessary, reserve for these and other credit risks, it is possible, although unlikely, that circumstances could develop on a particular major customer which could have a material effect on the Company's short-term results.

          Results of operations in the transportation industry generally show a seasonal pattern, as customers reduce shipments during and after the winter holiday season. In recent years, the Company's operating income and earnings have been higher in the second and third quarters than in the first and fourth quarters.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
        Not applicable




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



May 18, 1998                        /s/ Philip L. Dunavant
------------                        --------------------------------------------
   (Date)                           Philip L. Dunavant, Vice President and Chief
                                    Financial Officer (Principal Financial and
                                    Accounting Officer)