Form 10-Q
period 1998-07-04
MARK VII INC
filed 1998-08-13
CIK 795425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549


                                    FORM 10-Q


         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 4, 1998

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____________ to ___________

                           Commission File No. 0-14810



                                 MARK VII, INC.
                                 --------------
             (Exact name of Registrant as specified in its charter)


                    Delaware                                   43-1074964
         -------------------------------                   ------------------
         (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                   Identification No.)

          965 Ridge Lake Boulevard, Suite 103
                  Memphis, Tennessee                             38120
        ----------------------------------------            -----------------
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
         Yes (X) No ( )

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                         Outstanding at July 27, 1998
         ----------------------------            ----------------------------
         Common stock, $.05 par value                 8,930,772   Shares

                         MARK VII, INC. AND SUBSIDIARIES
                 FORM 10-Q - FOR THE QUARTER ENDED JULY 4, 1998


                                      INDEX

                                                                              Page
Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          a)  Condensed Consolidated Statements of Income - Three
              Months Ended July 4, 1998 and June 28, 1997.......................3

          b)  Condensed Consolidated Statements of Income - Six
              Months Ended July 4, 1998 and June 28, 1997.......................4

          c)  Consolidated Balance Sheets - July 4, 1998 and January 3, 1998....5

          d)  Condensed Consolidated Statements of Cash Flows -
              Six Months Ended July 4, 1998 and June 28, 1997...................6

          e)  Notes to Condensed Consolidated Financial Statements..............7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.............................................8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...........10

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings....................................................10

Item 2.   Changes in Securities................................................10

Item 3.   Defaults Upon Senior Securities......................................10

Item 4.   Submission of Matters to a Vote of Security Holders..................10

Item 5.   Other Information....................................................10

Item 6.   Exhibits and Reports on Form 8-K.....................................10

          Signature............................................................11


PART I.     FINANCIAL INFORMATION.
ITEM 1.     FINANCIAL STATEMENTS.

                         MARK VII, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                             FOR THE THREE MONTHS ENDED
                                                             --------------------------
                                                             JULY 4, 1998 JUNE 28, 1997
                                                             ------------ -------------
Operating Revenues...........................................  $181,158     $164,877
Transportation Costs.........................................   159,857      143,935
                                                               --------     --------
Net Revenues.................................................    21,301       20,942

Operating Expenses:
    Salaries and related costs...............................     4,186        4,040
    Selling, general and administrative......................    12,814       13,440
                                                               --------     --------
       Total Operating Expenses..............................    17,000       17,480
                                                               --------     --------

Operating Income.............................................     4,301        3,462
Interest and Other Income, Net...............................        88          101
                                                               --------     --------
Income Before Provision for Income Taxes.....................     4,389        3,563
Provision for Income Taxes...................................     1,772        1,497
                                                               --------    ---------
Net Income ..................................................  $  2,617     $  2,066
                                                               ========     ========
Net Income Per Common Share..................................  $    .29     $    .22
                                                               ========     ========
Net Income Per Common Share, Assuming Dilution..............   $    .28     $    .21
                                                               ========     ========
Average Common Shares and Equivalents Outstanding:
    Basic....................................................     8,936        9,263
    Diluted..................................................     9,472        9,771
Dividends Paid...............................................      --            --



           See "Notes to Condensed Consolidated Financial Statements."

                         MARK VII, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                            FOR THE SIX MONTHS ENDED
                                                          ------------------------------
                                                           JULY 4, 1998    JUNE 28, 1997
                                                           ------------    -------------
Operating Revenues........................................   $352,958        $310,791
Transportation Costs......................................    311,099         271,314
                                                             --------        --------
Net Revenues..............................................     41,859          39,477

Operating Expenses:
    Salaries and related costs............................      8,654           8,209
    Selling, general and administrative...................     26,154          25,693
                                                             --------        --------
       Total Operating Expenses...........................     34,808          33,902
                                                             --------        --------
Operating Income..........................................      7,051           5,575
Interest and Other Income, Net............................        143             115
                                                             --------        --------
Income Before Provision for Income Taxes..................      7,194           5,690
Provision for Income Taxes................................      2,950           2,390
                                                             --------        --------
Net Income ...............................................   $  4,244        $  3,300
                                                             ========        ========
Net Income Per Common Share...............................   $    .47        $    .36
                                                             ========        ========
Net Income Per Common Share, Assuming Dilution............   $    .45        $    .34
                                                             ========        ========

Average Common Shares and Equivalents Outstanding:
    Basic.................................................      8,937           9,260
    Diluted...............................................      9,470           9,770
Dividends Paid............................................        --              --



           See "Notes to Condensed Consolidated Financial Statements."

                         MARK VII, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                           JULY 4, 1998       JAN. 3, 1998
                                                                           ------------       ------------
                                 Assets                                    (Unaudited)
                                 ------
Current Assets:
    Cash and cash equivalents.............................................  $     679           $  3,732
    Accounts receivable, net of allowance of $3,443 and $2,641............     81,226             82,917
    Notes and other receivables, net of allowance of $576 and $537........      4,355              4,399
    Other current assets..................................................        412              1,755
                                                                            ---------           --------
       Total current assets...............................................     86,672             92,803

Deferred Income Taxes.....................................................      1,239              1,262
Net Property and Equipment................................................      9,131              6,591
Intangibles and Other Assets..............................................      7,012              7,354
                                                                            ---------           --------
                                                                            $ 104,054           $108,010
                                                                            =========           ========
                  Liabilities and Shareholders' Equity
                  ------------------------------------
Current Liabilities:
    Accrued transportation expenses.......................................  $  57,163           $ 63,094
    Deferred income taxes.................................................      4,365              5,591
    Other current and accrued liabilities.................................      5,622              6,258
                                                                            ---------           --------
       Total current liabilities..........................................     67,150             74,943
                                                                            ---------           --------
Long-Term Obligations.....................................................        817                945
                                                                            ---------           --------
Contingencies and Commitments

Shareholders' Equity:
    Common stock, $.05 par value, authorized 20,000,000
       shares, issued 10,027,022 and 10,009,822 shares ...................        501                501
    Paid-in capital.......................................................     29,784             29,623
    Retained earnings.....................................................     18,352             14,108
                                                                            ---------           --------
                                                                               48,637             44,232
    Less:  1,096,250 and  1,071,250 shares of treasury stock,
       at cost............................................................    (12,550)           (12,110)
                                                                            ---------           --------
       Total shareholders' equity.........................................     36,087             32,122
                                                                            ---------           --------
                                                                            $ 104,054           $108,010
                                                                            =========           ========




           See "Notes to Condensed Consolidated Financial Statements."

                         MARK VII, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                             FOR THE SIX MONTHS ENDED
                                                           ----------------------------
                                                            JULY 4, 1998  JUNE 28, 1997
                                                            ------------  -------------
OPERATING ACTIVITIES:
   Net cash provided by operating activities.................  $   577       $ 10,653
                                                               -------       --------
INVESTING ACTIVITIES:
   Additions to property and equipment.......................   (3,802)          (954)
   Retirements of property and equipment.....................      578            310
                                                               -------       --------
   Net cash used for investing activities....................   (3,224)          (644)
                                                               -------       --------
FINANCING ACTIVITIES:
   Proceeds received from exercise of stock options..........      161            223
   Purchase of treasury stock................................     (440)          (610)
   Repayments of long-term obligations.......................     (127)           (90)
                                                               -------       --------
   Net cash used for financing activities....................     (406)          (477)
                                                               -------       --------
Net increase (decrease) in cash and cash equivalents.........   (3,053)         9,532

Cash and cash equivalents:
    Beginning of period......................................    3,732            959
                                                               -------       --------
    End of period............................................  $   679       $ 10,491
                                                               =======       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest................................................  $    18       $     75
     Income taxes, net of refunds received...................    1,904          1,605




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

         The results for the three and six months ended July 4, 1998 are not necessarily indicative of the results for the entire year.

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

         A reconciliation between basic earnings per share and diluted earnings per share follows:

                                                                  THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                  ------------------   ----------------
                                                                   JULY 4,   JUNE 28,  JULY 4,  JUNE 28,
                                                                    1998      1997      1998      1997
                                                                    ----      ----      ----      ----
                                                                  (in thousands, except per share amounts)

         Net income............................................... $ 2,617   $ 2,066   $ 4,244   $ 3,300
                                                                   =======   =======   =======   =======

         Average common shares and equivalents outstanding:
           Basic..................................................   8,936    9,263      8,937     9,260
           Effect of dilutive options.............................     536      508        533       510
                                                                   -------   ------    -------   -------
           Diluted................................................   9,472    9,771      9,470     9,770
                                                                   =======   ======    =======   =======
         Per share amounts:
           Net income per common share............................ $   .29   $  .22    $   .47   $   .36
                                                                   =======   ======    =======   =======
           Net income per common share, assuming dilution......... $   .28   $  .21    $   .45   $   .34
                                                                   =======   ======    =======   =======

MARK VII, INC. AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three and six months ended  July 4, 1998 vs. three and six months ended
        June 28, 1997.

        The following table sets forth the percentage relationship of the Company's revenues and expense items to operating revenues for the periods indicated:


                                                       SECOND QUARTER          SIX MONTHS
                                                       --------------          ----------
                                                       1998      1997       1998        1997
                                                       ----      ----       ----        ----

       Operating revenues...........................  100.0%     100.0%     100.0%       100.0%
       Transportation costs.........................   88.2       87.3       88.1         87.3
                                                      -----      -----      -----       ------
       Net revenues.................................   11.8       12.7       11.9         12.7

       Operating expenses:
           Salaries and related costs...............    2.3        2.4        2.5          2.6
           Selling, general and administrative......    7.1        8.2        7.4          8.3
                                                      -----      -----      -----       ------
                Total operating expenses............    9.4       10.6        9.9         10.9
                                                      -----      -----      -----       ------
       Operating income.............................    2.4        2.1        2.0          1.8

       Interest and other income, net...............     .0         .1         .0           .0
                                                      -----      -----      -----       ------
       Income before provision for income taxes.....    2.4%       2.2%       2.0%         1.8%
                                                      =====      =====      =====       ======



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

         Operating Revenues - The total number of shipments for the second quarter increased 15% to 182,000 in 1998 versus 158,000 for the same period of 1997. Year-to-date, the number of shipments was 352,000, up 21% from 291,000 shipments for the same period of 1997. Total operating revenues increased 10% for the three month period and 14% for the six month period, compared to the prior year. These increases are lower than the Company's historical growth rate for operating revenues due to three primary factors. As discussed during the first quarter of 1998, the Company ceased operations of a dedicated trucking fleet due to uncontrollable customer conditions. Secondly, expanding logistics management business continues to shift the Company's modal mix toward more trucking and less-than-truckload services, which yield lower revenues per shipment. Finally, the Company discontinued certain logistics projects which no longer met our profitability requirements on an ongoing basis.

         Net Revenues - The Company's net revenues as a percentage of operating revenues declined for both the second quarter and first six months of 1998 compared to the same periods of 1997. This decrease in net revenues as a percentage of operating revenues during 1998 resulted from the closure of a dedicated trucking fleet and has been offset by proportionate decreases in operating expenses as a percentage of operating revenues.

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

         Interest and Other Income, Net - Cash flow from operations has been adequate to cover the Company's operating needs and capital requirements in recent years resulting in decreased interest expense and increased interest income in 1998 and 1997.

         Provision for Income Taxes - The Company's effective tax rate was 41% in 1998 and 42% in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         In recent years, the Company's cash flows from operations have exceeded its working capital needs. In addition, the Company has available a $25,000,000 unsecured revolving credit facility (the "Facility"). On July 4, 1998, there were no borrowings under the Facility, but letters of credit totaling $2,902,000 had been issued on the Company's behalf to secure insurance deductibles and purchases of operating services, resulting in unused borrowing capacity of $22,098,000. The interest rate for borrowings under the Facility is a variable rate based upon the 30 day LIBOR Funding Rate, as defined, plus 50 to 125 basis points. The Company pays a varying fee of .35% to 1.00% on outstanding letters of credit and a varying commitment fee of .15% to .30% on the unused portion of the Facility, as defined. At July 4, 1998, the interest rate was 6.16% and the letter of credit fee and commitment fee were .35% and .15%, respectively. The line of credit expires on July 1, 2000, but may be extended by mutual agreement of the lender and the Company, for subsequent periods of one year each.

         Among the covenants contained in the Facility are maintenance of certain financial ratios, including debt to net worth, cash plus accounts receivable to current liabilities plus debt and debt to earnings before income taxes, interest, depreciation and amortization (all as defined). Other covenants include the level of capital and lease expenditures, acquisitions and mergers, dividends and redemptions of stock.

         At July 4, 1998, the Company had a ratio of current assets to current liabilities of approximately 1.3 to 1. Management believes that the Company will have sufficient cash flow from operations and borrowing capacity to cover its operating needs and capital requirements for the foreseeable future.

OTHER INFORMATION

          In response to expanding capabilities in the area of information systems and issues related to the year 2000, the Company has designed a new financial and administrative system which is currently being implemented. The total cost of this system is not expected to exceed $2,000,000, a significant portion of which was expended in

1997. Additionally, the Company is performing an in-depth review of the year 2000 compliance aspects of all peripheral systems not included in the above system. Management is uncertain at this time what additional costs, if any, may be incurred in connection with these peripheral systems. Management is confident that all issues relating to the Company's internal information systems arising from the year 2000 will be addressed during the course of these two projects. The Company is also in the process of seeking information concerning year 2000 compliance from vendors, customers and other third parties upon whom the Company relies.

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

          Not applicable.


                         MARK VII, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION.

Item 1.   Legal Proceedings.                                                NONE

Item 2.   Changes in Securities.                                            NONE

Item 3.   Defaults Upon Senior Securities.                                  NONE

Item 4.   Submission of Matters to a Vote of Security Holders.

          (a) The Annual Meeting of Shareholders of the Company was held on May 21, 1998.

          (b)   Not Applicable

          (c) 1. Election of Directors. All nominees for director were elected pursuant to the following vote:


               Name of Nominee              Votes in favor            Withheld
               ---------------              --------------            --------
               David H. Wedaman               7,916,273                  4,600
               Dr. Jay U. Sterling            7,916,273                  4,600


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

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Mark VII, Inc.
                                   (Registrant)



     August 13, 1998               /s/  Philip L. Dunavant
     ---------------               ---------------------------------------
         (Date)                    Philip L. Dunavant, Executive Vice President,
                                   Chief Financial Officer, Treasurer (Principal
                                   Financial and Accounting Officer)