Form 10-Q
period 1998-10-03
MARK VII INC
filed 1998-11-17
CIK 795425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549


                                    FORM 10-Q


        [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 3, 1998

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ________to ________

                           Commission File No. 0-14810


                                 MARK VII, INC.
                                 --------------
             (Exact name of Registrant as specified in its charter)


              Delaware                                        43-1074964
   -------------------------------                        -------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                         Identification No.)

    965 Ridge Lake Boulevard, Suite 103
           Memphis, Tennessee                                    38120
   ---------------------------------------                   --------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding at October 27, 1998
 ----------------------------                -------------------------------
 Common stock, $.05 par value                       8,917,570 Shares

                         MARK VII, INC. AND SUBSIDIARIES
                FORM 10-Q - FOR THE QUARTER ENDED OCTOBER 3, 1998


                                      INDEX


                                                                              Page
Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          a)  Condensed Consolidated Statements of Income - Three
              Months Ended October 3, 1998 and September 27, 1997...............3

          b)  Condensed Consolidated Statements of Income - Nine
              Months Ended October 3, 1998 and September 27, 1997...............4

          c)  Consolidated Balance Sheets - October 3, 1998 and
              January 3, 1998...................................................5

          d)  Condensed Consolidated Statements of Cash Flows -
              Nine Months Ended October 3, 1998 and September 27, 1997..........6

          e)  Notes to Condensed Consolidated Financial Statements..............7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.............................................9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...........11

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings....................................................12

Item 2.   Changes in Securities................................................12

Item 3.   Defaults Upon Senior Securities......................................12

Item 4.   Submission of Matters to a Vote of Security Holders..................12

Item 5.   Other Information....................................................12

Item 6.   Exhibits and Reports on Form 8-K.....................................12

          Signature............................................................12


PART I.   FINANCIAL INFORMATION.
ITEM 1.   FINANCIAL STATEMENTS.

                         MARK VII, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                 FOR THE THREE MONTHS ENDED
                                                              ---------------------------------
                                                               OCT. 3, 1998      SEPT. 27, 1997
                                                               ------------      --------------

Operating Revenues............................................   $184,571            $168,011
Transportation Costs..........................................    162,143             147,112
                                                                 --------            --------
Net Revenues..................................................     22,428              20,899

Operating Expenses:
    Salaries and related costs................................      4,331               4,491
    Selling, general and administrative.......................     13,051              12,956
                                                                 --------            --------
       Total Operating Expenses...............................     17,382              17,447
                                                                 --------            --------

Operating Income..............................................      5,046               3,452

Interest and Other (Income)/Expense, Net......................        604                (163)
                                                                 --------            --------

Income Before Provision for Income Taxes......................      4,442               3,615

Provision for Income Taxes....................................      1,821               1,518
                                                                 --------            --------

Net Income ...................................................   $  2,621            $  2,097
                                                                 ========            ========

Net Income Per Common Share...................................   $    .29            $    .23
                                                                 ========            ========

Net Income Per Common Share, Assuming Dilution................   $    .28            $    .22
                                                                 ========            ========

Average Common Shares and Equivalents Outstanding:
    Basic.....................................................      8,927               9,194
    Diluted...................................................      9,435               9,706

Dividends Paid................................................       --                   --




           See "Notes to Condensed Consolidated Financial Statements."

                         MARK VII, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                  FOR THE NINE MONTHS ENDED
                                                               --------------------------------
                                                               OCT. 3, 1998      SEPT. 27, 1997
                                                               ------------      --------------
Operating Revenues............................................   $ 537,529          $  478,802
Transportation Costs..........................................     473,242             418,426
                                                                 ---------          ----------
Net Revenues..................................................      64,287              60,376

Operating Expenses:
    Salaries and related costs................................      12,985              12,700
    Selling, general and administrative.......................      39,205              38,649
                                                                 ---------          ----------
       Total Operating Expenses...............................      52,190              51,349
                                                                 ---------          ----------

Operating Income..............................................      12,097               9,027

Interest and Other (Income)/Expense, Net......................         461                (278)
                                                                 ---------          ----------
Income Before Provision for Income Taxes......................      11,636               9,305

Provision for Income Taxes....................................       4,771               3,908
                                                                 ---------          ----------

Net Income ...................................................   $   6,865          $    5,397
                                                                 =========          ==========

Net Income Per Common Share...................................   $     .77          $      .58
                                                                 =========          ==========

Net Income Per Common Share, Assuming Dilution................   $     .73          $      .55
                                                                 =========          ==========

Average Common Shares and Equivalents Outstanding:
    Basic.....................................................       8,934               9,238
    Diluted...................................................       9,458               9,749

Dividends Paid................................................        --                  --




           See "Notes to Condensed Consolidated Financial Statements."

                         MARK VII, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                          OCT. 3, 1998   JAN. 3, 1998
                                                                          ------------   ------------
                                    Assets                                 (Unaudited)
Current Assets:
    Cash and cash equivalents ........................................     $      83       $   3,732
    Accounts receivable, net of allowance of $3,385 and $2,641 .......        90,227          82,917
    Notes and other receivables, net of allowance of $576 and $537 ...         3,997           4,399
    Other current assets .............................................           413           1,755
                                                                           ---------       ---------
       Total current assets ..........................................        94,720          92,803

Deferred Income Taxes ................................................         1,009           1,262
Net Property and Equipment ...........................................         9,402           6,591
Intangibles and Other Assets .........................................         6,883           7,354
                                                                           ---------       ---------
                                                                           $ 112,014       $ 108,010
                                                                           =========       =========

                  Liabilities and Shareholders' Equity
Current Liabilities:
    Accrued transportation expenses ..................................     $  61,892       $  63,094
    Deferred income taxes ............................................         4,681           5,591
    Other current and accrued liabilities ............................         6,257           6,258
                                                                           ---------       ---------
       Total current liabilities .....................................        72,830          74,943
                                                                           ---------       ---------

Long-Term Obligations ................................................           757             945
                                                                           ---------       ---------
Contingencies and Commitments

Shareholders' Equity:
    Common stock, $.05 par value, authorized 20,000,000
       shares, issued 10,033,420 and 10,009,822 shares ...............           502             501
    Paid-in capital ..................................................        29,825          29,623
    Retained earnings ................................................        20,973          14,108
                                                                           ---------       ---------
                                                                              51,300          44,232
    Less: 1,115,850 and  1,071,250 shares of treasury stock, at cost..       (12,873)        (12,110)
                                                                           ---------       ---------
       Total shareholders' equity ....................................        38,427          32,122
                                                                           ---------       ---------
                                                                           $ 112,014       $ 108,010
                                                                           =========       =========



           See "Notes to Condensed Consolidated Financial Statements."

                         MARK VII, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                           FOR THE NINE MONTHS ENDED
                                                         -----------------------------
                                                         OCT. 3, 1998   SEPT. 27, 1997
                                                         ------------   --------------
OPERATING ACTIVITIES:
   Net cash provided by operating activities ..........    $  1,168        $ 11,044
                                                           --------        --------
INVESTING ACTIVITIES:
   Additions to property and equipment ................      (4,657)         (1,918)
   Retirements of property and equipment ..............         587             344
                                                           --------        --------
   Net cash used for investing activities .............      (4,070)         (1,574)
                                                           --------        --------
FINANCING ACTIVITIES:
   Proceeds received from exercise of stock options....         203             531
   Purchase of treasury stock .........................        (763)         (2,133)
   Repayments of long-term obligations ................        (187)           (109)
                                                           --------        --------
   Net cash used for financing activities .............        (747)         (1,711)
                                                           --------        --------

Net increase (decrease) in cash and cash equivalents...      (3,649)          7,759

Cash and cash equivalents:
    Beginning of period ...............................       3,732             959
                                                           --------        --------
    End of period .....................................    $     83        $  8,718
                                                           ========        ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest .........................................    $     25        $    109
     Income taxes, net of refunds received ............       2,389           2,329




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

         The results for the three and nine months ended October 3, 1998 are not necessarily indicative of the results for the entire year.

(2)      EARNINGS PER SHARE:

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

         A reconciliation between basic earnings per share and diluted earnings per share follows:


                                                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                       ---------------------   -------------------
                                                                         OCT. 3,   SEPT. 27,   OCT. 3,   SEPT. 27,
                                                                          1998       1997       1998       1997
                                                                          ----       ----       ----       ----
                                                                       (in thousands, except per share amounts)

         Net income................................................     $  2,621   $ 2,097     $ 6,865    $ 5,397
                                                                        ========   =======     =======    =======

         Average common shares and equivalents outstanding:
           Basic...................................................        8,927     9,194       8,934      9,238
           Effect of dilutive options..............................          508       512         524        511
                                                                        --------   -------     -------    -------
           Diluted.................................................        9,435     9,706       9,458      9,749
                                                                        ========   =======     =======    =======

         Per share amounts:
           Net income per common share.............................     $   .29    $   .23     $   .77    $   .58
                                                                        =======    =======     =======    =======
           Net income per common share, assuming dilution..........     $   .28    $   .22     $   .73    $   .55
                                                                        =======    =======     =======    =======

(3)      UNUSUAL ITEM:

         Included in the current quarter in Interest and Other (Income)/Expense, Net is a pre-tax charge of $700,000 to provide for certain costs incurred as a result of recently discovered improper actions of personnel at one of the Company's last remaining trucking locations. The Company believes this isolated incident has been adequately provided for based upon initial examination, and will continue to evaluate this matter.

MARK VII, INC. AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three and nine months ended October 3, 1998 vs. three and nine months ended
        September 27, 1997.

        The following table sets forth the percentage relationship of the Company's revenues and expense items to operating revenues for the periods indicated:

                                                             THIRD QUARTER                 NINE MONTHS
                                                          -------------------         ---------------------
                                                           1998          1997          1998           1997
                                                           ----          ----          ----           ----

       Operating revenues.............................    100.0%        100.0%         100.0%         100.0%
       Transportation costs...........................     87.8          87.6           88.0           87.4
                                                         ------        ------         ------         ------
       Net revenues...................................     12.2          12.4           12.0           12.6

       Operating expenses:
           Salaries and related costs.................      2.4           2.7            2.4            2.7
           Selling, general and administrative........      7.1           7.6            7.3            8.0
                                                         ------        ------         ------         ------
                Total operating expenses..............      9.5          10.3            9.7           10.7
                                                         ------        ------         ------         ------

       Operating income...............................      2.7           2.1            2.3            1.9

       Interest and other (income)/expense, net.......       .3           (.1)            .1            .0
                                                         ------        ------         ------         -----

       Income before provision for income taxes.......      2.4%          2.2%           2.2%           1.9%
                                                         ======        ======         ======         ======



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

         Operating Revenues - The total number of shipments for the third quarter increased 12% to 183,000 in 1998 versus 163,000 for the same period of 1997. Year-to-date, the number of shipments was 534,000, up 17% from 455,000 shipments for the same period of 1997. Total operating revenues increased 10% for the three month period and 12% for the nine month period, compared to the prior year. These increases are lower than the Company's historical growth rate for operating revenues due to three primary factors. As discussed during the first quarter of 1998, the Company ceased operations of a dedicated trucking fleet due to uncontrollable customer conditions. During the second quarter of 1998, the Company discontinued certain logistics projects which no longer met our profitability requirements on an ongoing basis. Finally, expanding logistics management business continues to shift the Company's modal mix toward more trucking and less-than-truckload services, which yield lower revenues per shipment.

         Net Revenues - The Company's net revenues as a percentage of operating revenues declined for both the third quarter and first nine months of 1998 compared to the same periods of 1997. This decrease in net revenues as a percentage of operating revenues during 1998 resulted from the closure of a dedicated trucking fleet and has been offset by proportionate decreases in operating expenses as a percentage of operating revenues.

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

         Interest and Other (Income)/Expense, Net - Included in the current quarter is a pre-tax charge of $700,000 to provide for certain costs incurred as a result of recently discovered improper actions of personnel at one of the Company's last remaining trucking locations. The Company believes this isolated incident has been adequately provided for based upon initial examination, and will continue to evaluate this matter. Cash flow from operations has been adequate to cover the Company's operating needs and capital requirements in recent years resulting in decreased interest expense and increased interest income in 1998 and 1997.

         Provision for Income Taxes - The Company's effective tax rate was 41% in 1998 and 42% in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         In recent years, the Company's cash flows from operations have exceeded its working capital needs. In addition, the Company has available a $25,000,000 unsecured revolving credit facility (the "Facility"). On October 3, 1998, there were no borrowings under the Facility, but letters of credit totaling $2,901,000 had been issued on the Company's behalf to secure insurance deductibles and purchases of operating services, resulting in unused borrowing capacity of $22,099,000. The interest rate for borrowings under the Facility is a variable rate based upon the 30 day LIBOR Funding Rate, as defined, plus 50 to 125 basis points. The Company pays a varying fee of .35% to 1.00% on outstanding letters of credit and a varying commitment fee of .15% to .30% on the unused portion of the Facility, as defined. At October 3, 1998, the interest rate was 6.08% and the letter of credit fee and commitment fee were .35% and .15%, respectively. The line of credit expires on July 1, 2000, but may be extended by mutual agreement of the lender and the Company, for subsequent periods of one year each.

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

         At October 3, 1998, the Company had a ratio of current assets to current liabilities of approximately 1.3 to 1. Management believes that the Company will have sufficient cash flow from operations and borrowing capacity to cover its operating needs and capital requirements for the foreseeable future.

YEAR 2000

        In 1996, the Company conducted an extensive review of its financial and administrative information system. The review evaluated the system in terms of Year 2000 compliance, capacity, general efficiency, compatibility and competitive advantage. As a result of the review, the Company has designed a new financial and administrative system to replace the existing system, which was over ten years old. Implementation of this new system will be completed by the end of the current fiscal year. Since October 1996, the Company has spent approximately $2,500,000 on the design and implementation of this system. Additionally, during this same period, the Company performed extensive reviews of all other peripheral systems not included in the above system. The Company has spent approximately $100,000 in order to ensure that its peripheral systems are Year 2000 compliant. Management believes that the Company's primary internal systems will be Year 2000 compliant by the end of the current fiscal year. The Company expects to spend no more than an additional $100,000 on its Year 2000 compliance efforts. All funds for Year 2000 projects have been derived from operating cash flows. The Company has sent a survey to its significant third party suppliers and customers inquiring into their Year 2000 compliance status and gathering information to assess the effect of any noncompliance on the Company's operations. The Company has had no indication that these third parties will not be Year 2000 compliant. Although no one can accurately predict how many Year 2000 related failures will occur or the severity, duration or financial consequences of such failures, it is possible that the Company could sustain what is expected to be nonmaterial operational inconveniences and inefficiencies and be involved in nonmaterial business disputes related to the Company or one of it's vendor's or customer's inability to carry out certain contractual obligations. Therefore, the Company has determined that the need for a major contingency plan is not appropriate at this time.


OTHER INFORMATION

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


                                   Mark VII, Inc.
                                   (Registrant)



     November 17, 1998             /s/ Philip L. Dunavant
    --------------------           ---------------------------------------------
       (Date)                      Philip L. Dunavant, Executive Vice President,
                                   Chief Financial Officer, Treasurer (Principal
                                   Financial and Accounting Officer)