Form 10-K405
period 1999-01-02
MARK VII INC
filed 1999-03-30
CIK 795425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

  [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                   For the fiscal year ended January 2, 1999

  [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

             For the transition period from __________ to ________.

                           Commission File No. 0-14810

                                 MARK VII, INC.
             (Exact name of Registrant as specified in its charter)

                Delaware
       (State or other jurisdiction                     43-1074964
    of incorporation or organization)       (I.R.S. Employer Identification No.)

   965 Ridge Lake Boulevard, Suite 100
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock, $.05 par value, held by non-affiliates of the Registrant on March 5, 1999, based upon the last sale price of such stock on that date was $134,746,128. At March 5, 1999, 8,963,270 shares of Common Stock, $.05 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents                                      Form 10-K Reference
------------------                             -------------------
Notice of 1999 Annual Meeting of               Part III, Items 10, 11, 12 and 13
Shareholders and Proxy Statement
to be filed within 120 days of
January 2, 1999, excluding
therefrom the sections titled
"Board Compensation Committee
Report on Executive Compensation"
and "Performance Graph"

                         MARK VII, INC. AND SUBSIDIARIES

                         1998 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I



                                                                              Page
                                                                              ----

Item  1.    Business.........................................................  2

Item  2.    Properties.......................................................  5

Item  3.    Legal Proceedings................................................  5

Item  4.    Submission of Matters to a Vote of Security Holders..............  5

                                     PART II

Item  5.    Market for Registrant's Common Equity and Related
            Stockholder Matters..............................................  6

Item  6.    Selected Financial Data..........................................  7

Item  7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............................  8

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk....... 10

Item  8.    Financial Statements and Supplementary Data...................... 10

Item  9.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosures............................. 10

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant............... 11

Item 11.    Executive Compensation........................................... 11

Item 12.    Security Ownership of Certain Beneficial Owners and Management... 11

Item 13.    Certain Relationships and Related Transactions................... 11

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K...................................................... 12



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

                                     PART I

ITEM 1.      BUSINESS

GENERAL

         Mark VII, Inc. (the "Company") is a holding company, the principal assets of which are its transportation services subsidiary, Mark VII Transportation Company, Inc. ("Mark VII Transportation"), and Mark VII Transportation's subsidiaries. The Company is a service organization that acts as a provider of transportation and logistics services. As a provider of transportation services, the Company arranges for domestic and international transportation, using a number of different transportation modes, including rail, truck, ship and air. As a logistics manager, the Company provides its customers with value-added elements of the distribution chain, such as private fleet management, warehousing and regional and local distribution.

         The Company has established a network of transportation sales personnel and logistics managers at its headquarters in Memphis, Tennessee and 125 branch sales offices in 33 states. The majority of the Company's branch offices are operated by independent commission agents responsible for the client relationships, office expenses and billing. The Company supports its agency offices by providing expertise in multiple transportation modes, rate negotiation and logistics design, as well as administrative and credit services.

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

SERVICES PROVIDED

         The Company's transportation services can be broadly classified into the following categories:

         Transaction Based Services. "Transaction based services" are identified with the traditional freight brokerage business where a shipper contacts a transportation services company to arrange for service on a shipment-by-shipment basis. The transportation services company then assumes responsibility for the transportation carrier's obligations to perform in accordance with the shipper's specifications. Similarly, a carrier may contact the transportation services company when it has resources available to transport freight. The transportation services company arranges a match and adds a fee to the carrier's rate.

         Logistics Management Services. "Logistics management services" include both process based and information/knowledge based services. Process based services involve the Company taking responsibility for all transactions of a particular type for a shipper or carrier. The Company's expertise in intermodal service and trucking has led shippers and carriers to request the Company to regularly arrange shipments for a pre-arranged fee. Both shippers and carriers avail themselves of this service, often realizing financial savings due to the Company's volume and information base and its ability to arrange shipments more efficiently. The Company can help trucklines maintain competitive positions, including allowing them to supplement their sales and marketing efforts without incremental fixed costs. Process based services generally are a result of the full or partial outsourcing of internal traffic department functions. For example, the Company currently coordinates the time-sensitive delivery of raw materials as well as outbound finished product for a number of processing plants of a major potato chip manufacturer. Other examples of process based services currently executed by the Company are the procurement of truck and rail services for a substantial portion of a customer's shipments from a particular location, procurement of backhaul shipments for private fleets, freight consolidation and forwarding for a customer with complex logistical needs, and utilization management of an equipment owner's fleet.

         Information/knowledge based services involve management and consultation on any and all aspects of transportation for a client, including equipment management and specialized systems applications. The Company utilizes highly skilled personnel, leading edge systems and its sales network to design transportation and distribution programs for customers with complex logistical needs.

TRANSPORTATION MODES

         Transportation modes used by the Company have been organized into product lines. Each product line has one or more managers to provide marketing and operational support to the Company's network of sales people and logistics professionals.

         Rail Services. Intermodal services involve arranging for the pick up and delivery of shipments by trucks, and the shipments' transport by railroad, in a coordinated manner. Other rail services involve rail transport by boxcar or flatcar for shippers' heavy or bulky freight. Related services may include load stabilization, load expediting and equipment selection.

         Truck Services. Truck services involve arranging for the pick up and delivery of shipments that will be transported over the road using trucks. In addition to locating appropriate equipment to meet shippers' needs, trucklines actively solicit shipments from the Company's sales offices. The Company has access to an abundant supply of truckload units provided by trucklines meeting the Company's safety and service criteria.

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

AGENCY NETWORK AND OPERATIONS

         The Company's operations are decentralized and are conducted primarily in branch offices. Of the 125 branch offices, 23 are operated by the Company and 102 are operated under agency agreements. Contracts with agents generally have a duration of ten years and are terminable by either party on each anniversary of the agreement by giving 30 days' notice. Although the Company's contracts with its agents are non-exclusive, the Company's agents generally do not provide services on behalf of other transportation services companies. Agency offices operate as independent businesses, responsible for all costs associated with sales, operations, billing and any related overhead for these items and are compensated by a percentage of fees associated with transportation arranged. Each of the agency branches is responsible for obtaining its own office facilities. Offices operated by employees, rather than agents, are structured as stand-alone business units. Most offices have two to six operations people, who are responsible for controlling all aspects of executing the shipment, including
(i) taking the order from the customer, (ii) arranging for transportation services, (iii) monitoring progress of the shipment and reporting back to the customer and (iv) billing the customer on the Company's invoices. To foster the growth of its agency network, the Company provides new agents with advances to cover start-up and initial operating costs. These advances are typically repaid over 24 months.

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

         The Company provides administrative support, such as computer systems, sales support, credit services, collection services and accounts payable services, to its branch office operations on a centralized basis. Specialty operations such as the design and management of dedicated trucking operations and truck brokerage are available to the logistics management services operations. The Company's computer systems employ the latest in client/server technologies. Components of the systems include a powerful Informix Dynamic Server relational database; a SUN Ultra Enterprise Server operating on SUN's Solaris UNIX Operating System with attached data storage facilities capable of providing over one terabyte of available capacity using both magnetic and optical media; Microsoft NT Servers; and Windows 95 and Windows NT workstations. High speed document imaging, electronic document interchange, electronic mail, integrated electronic FAX, internet and networking capabilities greatly enhance the Company's efficiency in processing thousands of shipments per day as well as expanding customer service offerings.

SEASONALITY

         Results of operations in the transportation industry generally show a seasonal pattern, as customers reduce shipments during and after the winter holiday season. In recent years, the Company's operating income and earnings have been higher in the second, third and fourth quarters than in the first quarter.

COMPETITION

         The transportation services industry is highly competitive. The Company competes against other integrated logistics companies, as well as transportation companies. The Company also competes against shippers' in-house shipping departments and carriers' internal sales forces. This competition is based primarily on freight rates, quality of service (such as damage free shipments, on-time delivery and consistent transit times), reliable pickup and delivery and scope of operations. Other logistics companies and transportation services companies and numerous carriers have substantially greater financial and other resources than the Company. The Company also competes with transportation services companies for the services of independent commission agents.

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

EMPLOYEES

         The Company employed 354 individuals at March 5, 1999. The employees were not represented by a collective bargaining unit. Management considers relations with its employees to be good.

ITEM 2.       PROPERTIES

         All of the Company's operations at the 23 company branch locations are conducted in office space under leases with terms of less than four years. Although the Company owns the land and building which houses its administrative offices in Indianapolis, Indiana, the Company's other principal administrative office is located in leased space in Memphis, Tennessee. Each of the 102 agency branches is responsible for obtaining its own office facilities.

         The Company also owns, and is holding for sale or lease, office, maintenance and fuel facilities in St. Joseph, Missouri, and Joplin, Missouri, and a four acre tract in Los Angeles, California. The Los Angeles property has been leased through December 2000 and the Joplin property has been leased through June 2002.

ITEM 3.       LEGAL PROCEEDINGS

         The Company is a defendant in an arbitration proceeding in Belgium with an ocean carrier who alleges the Company failed to meet certain minimum volume commitments under a transportation contract. Although management and its legal counsel believe no contractual volume commitments existed and plan to continue to vigorously defend the Company's position, in December 1998, the arbitration panel found the Company to be liable. The Company is awaiting the panel's determination regarding the amount of damages. Also, during the third quarter of 1998, the Company discovered improper activities conducted by personnel at one of the Company's last remaining trucking locations. The Company has filed a claim with its insurance carrier under an existing crime policy. Management believes, after consultation with counsel, that prospects for recovery on the crime policy are favorable. Thus, it is possible that all or a portion of the charges recorded in the third quarter of 1998 relating to this matter could be reversed in the future. During the third and fourth quarters of 1998, management accrued a total amount of $1,700,000 for its estimate of probable losses in connection with these two matters. The Company believes the ultimate resolution of these two matters could range from a reversal of $1,500,000 previously accrued to an additional charge of $1,750,000.

         The Company is involved in various other legal proceedings and claims generally incidental to its business. While the result of any litigation contains an element of uncertainty, the Company presently believes that the outcome of any such additional matters, or all of them combined, will not have a material adverse effect on its results of operations or consolidated financial position.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company during the three months ended January 2, 1999.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

PRICE RANGE OF COMMON STOCK

         The Company's common stock trades on the Nasdaq Stock Market's National Market System under the symbol: MVII. The following table sets forth the high and low sale prices per share of the common stock for the periods indicated, as reported by the Nasdaq Stock Market:


                                                              High          Low
                                                              ----          ---

              1997
              First Quarter................................ $ 16 1/4      $ 13 13/16
              Second Quarter...............................   16 7/8        13 7/8
              Third Quarter................................   16 3/4        14 5/8
              Fourth Quarter...............................   19            13 1/2

              1998
              First Quarter................................ $ 19          $ 14 3/4
              Second Quarter...............................   19            17
              Third Quarter................................   18 1/4        14 1/16
              Fourth Quarter...............................   18 5/8        13 7/8

              1999
              First Quarter (through March 5, 1999)........ $ 18 7/8      $ 16 1/2



         On March 5, 1999, the last sale price per share of the common stock was $16 1/2. At March 5, 1999, there were 190 holders of record, representing an estimated 1,300 individual holders of the Company's common stock.

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

ITEM 6.       SELECTED FINANCIAL DATA

         The following selected consolidated financial data as of and for each of the years in the five-year period ended January 2, 1999 are derived from the Company's consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants. The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto, and Report of Independent Public Accountants thereon, for the most recent three years, included elsewhere in this Annual Report.

                                                                        FISCAL YEAR (1)
                                                   -----------------------------------------------------------
                                                    1994         1995         1996         1997         1998
                                                    ----         ----         ----         ----         ----
                                                                   (in thousands, except per share data)
STATEMENTS OF INCOME INFORMATION:

  Operating revenues ........................     $428,772     $459,160     $563,913     $667,374     $724,948
  Transportation costs ......................      370,232      391,845      489,292      582,843      636,745
                                                  --------    ---------     --------     --------     --------
  Net revenues ..............................       58,540       67,315       74,621       84,531       88,203
  Operating income ..........................        6,847        8,489       10,205       12,358       16,589

  Income from continuing operations
     before income taxes ....................        6,267        8,024        9,952       12,717       16,217

  Income from continuing operations .........     $  3,667     $  4,734     $  5,772     $  7,376     $  9,568
                                                  ========     ========     ========     ========     ========

  Income from continuing operations
    per common share (2) ....................     $    .38     $    .49     $    .63     $    .80     $   1.07
                                                  ========     ========     ========     ========     ========
Income from continuing operation
    per common share, assuming dilution (2)..     $    .37     $    .47     $    .60     $    .76     $   1.01
                                                  ========     ========     ========     ========     ========

  Average common shares and equivalents
    outstanding (2):
     Basic ..................................        9,558        9,674        9,211        9,185        8,930
     Diluted ................................        9,802        9,990        9,616        9,699        9,449

BALANCE SHEET DATA:
  Total assets ..............................     $ 70,837     $ 76,152     $ 93,597     $108,010     $123,068
  Total debt ................................       10,787        1,588          747          580          468
  Shareholders' investment ..................       23,473       25,888       30,038       32,122       41,243



(1) The Company's fiscal year ends on the Saturday nearest December 31. Fiscal years 1994, 1995, 1996 and 1998 included 52 weeks and fiscal year 1997 included 53 weeks.

(2) Effective January 3, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share". Earnings per share have been restated for all periods presented to conform to this accounting standard. In addition, on November 7, 1997, the Company's Board of Directors authorized a two-for-one stock split, thereby increasing the number of shares issued by 5,003,000 and decreasing the par value of each share to $ .05. All references to the number of common shares and per share amounts for all periods presented have been restated to reflect the stock split.

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

RESULTS OF OPERATIONS

Fiscal Years 1998 Compared to 1997 and 1997 Compared to 1996

          Fiscal year 1997 included 53 weeks while fiscal years 1998 and 1996 included 52 weeks. The following table sets forth the percentage relationship of the Company's revenue and expense items to operating revenues for the periods indicated:

                                                                 FISCAL YEAR
                                                      --------------------------------
                                                        1998       1997       1996
                                                      ---------  ---------  ----------
        Operating revenues.........................    100.0%      100.0%     100.0%
        Transportation costs.......................     87.8        87.3       86.8
                                                      -------     ------     ------
        Net revenues...............................     12.2        12.7       13.2

        Operating expenses:
              Salaries and related costs...........      2.5         2.7        2.9
              Selling, general and administrative..      7.4         8.1        8.5
                                                      ------      ------     ------
                  Total operating expenses.........      9.9        10.8       11.4
                                                      ------      ------     ------
        Operating income...........................      2.3         1.9        1.8

        Other (income) expense, net................       .1          --         --
                                                      ------      ------     ------
        Income before income taxes.................      2.2%        1.9%       1.8%
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

          Operating Revenues - The Company's total number of shipments were 715,000, 627,000, and 503,000 in 1998, 1997 and 1996, respectively. Increases in shipments of 14% and 25% in 1998 and 1997, respectively, were the result of expanded services to both new and existing customers. Operating revenues increased 9% and 18% in 1998 and 1997, respectively. Increases in shipments and operating revenues for 1998 are lower than the Company's historical growth rates due to four primary factors. During the first quarter of 1998, the Company ceased operations of a dedicated trucking fleet due to uncontrollable customer conditions and discontinued certain logistics projects which no longer met its profitability requirements on an ongoing basis. Secondly, several of the Company's newer logistics management projects are performed on a management fee basis, instead of the more traditional arrangement whereby the Company would collect a management fee and transportation costs. Thirdly, expanding logistics management business continues to shift the Company's modal mix toward more trucking and less-than-truckload services. Since operating revenue per truck shipment averages about 70% of operating revenue per rail shipment, the shipment count growth rate exceeded the operating revenue growth rate for 1998 and 1997. Finally, fiscal year 1997 included 53 weeks of operation, while fiscal years 1998 and 1996 included 52 weeks.

          Net Revenues. The Company's net revenues as a percentage of operating revenues were 12.2%, 12.7% and 13.2%, in 1998, 1997 and 1996, respectively. This decline in net revenues as a percentage of operating revenues during 1998 and 1997 resulted from the closure of dedicated trucking operations and has been offset by proportionate decreases in operating expenses as a percentage of operating revenues.

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

         Selling, general and administrative expenses for the year ended January 2, 1999 included two non-recurring items. First, the Company recognized a gain on the sale of its 50% interest in a business unit which provided warehouse and delivery services to a major appliance manufacturer. Secondly, the Company is a defendant in an arbitration proceeding in Belgium with an ocean carrier who alleges the Company failed to meet certain minimum volume commitments under a transportation contract. Although management and its legal counsel believe no contractual volume commitments existed and plan to continue to vigorously defend the Company's position, in December 1998, the arbitration panel found the Company to be liable. The Company is awaiting the panel's determination regarding the amount of damages. (See further discussion in Note 5 of the Notes to Consolidated Financial Statements.) The net effect of these two items was to decrease selling, general and administrative expenses by $462,000 for the fourth quarter of 1998.

          Other (Income) Expense, Net - Cash flow from operations has been adequate to cover the Company's operating requirements in recent years, resulting in decreased interest expense and increased interest income in 1998 and 1997. Included in the current year is a pre-tax charge of $700,000 to provide for certain costs incurred as a result of improper actions of personnel at one of the Company's last remaining trucking locations. (See further discussion in Note 5 of the Notes to Consolidated Financial Statements.)

          Provision for Income Taxes - The Company's effective tax rates were 41% in 1998 and 42% in 1997 and 1996. The differences between the Company's effective tax rates and the federal statutory tax rates for the three most recent fiscal years are primarily due to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has available a $25,000,000 unsecured revolving credit facility (the "Facility"). In recent years, the Company's cash flows from operations have exceeded its working capital needs and the Company has made no borrowings under this Facility since its inception in July 1997. On January 2, 1999, letters of credit totaling $2,705,000 had been issued on the Company's behalf to secure insurance deductibles and purchases of operating services, resulting in unused borrowing capacity of $22,295,000. The interest rate for borrowings under the Facility is a variable rate based upon the 30 day LIBOR Funding Rate, as defined, plus 50 to 125 basis points. The Company pays a varying fee of .35% to 1.00% on outstanding letters of credit and a varying commitment fee of .15% to .30% on the unused portion of the Facility, as defined. At January 2, 1999, the interest rate was 6.04% and the letter of credit fee and commitment fee were .35% and .15%, respectively. The line of credit expires on July 1, 2000, but may be extended by mutual agreement of the lender and the Company, for subsequent periods of one year each.

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

          At January 2, 1999, the Company had a ratio of current assets to current liabilities of approximately 1.31 to 1. Management believes that the Company will have sufficient cash flow from operations and borrowing capacity to cover its operating needs and capital requirements for the foreseeable future.

YEAR 2000

          In 1996, the Company conducted an extensive review of its financial and administrative information system. The review evaluated the Company's computer systems in terms of Year 2000 compliance, capacity, general efficiency, compatibility and competitive advantage. As a result of the review, the Company has designed and implemented a new financial and administrative system which is Year 2000 compliant to replace the previous system, which was over ten years old. Since October 1996, the Company has spent approximately $2,500,000 on the design and implementation of this system. Additionally, during this same period, the Company performed extensive reviews of all other peripheral systems not included in the above system. The Company has spent approximately $100,000 in order to ensure that its peripheral systems are Year 2000 compliant. The Company expects to spend no more than an additional $100,000 on its Year 2000 compliance efforts. All funds for Year 2000 projects have been derived from operating cash flows. The Company has sent a survey to its significant third party suppliers and customers inquiring into their Year 2000 compliance status and gathering information to assess the effect of any noncompliance on the Company's operations. The Company has had no indication that these third parties will not be Year 2000 compliant. Although no one can accurately predict how many Year 2000 related failures will occur or the severity, duration or financial consequences of such failures, the Company believes its most reasonably likely worst case scenario is that it could sustain what are expected to be nonmaterial operational inconveniences and inefficiencies and be involved in nonmaterial business disputes related to the Company or one of its vendor's or customer's inability to carry out certain contractual obligations. Therefore, the Company has determined that the need for a major contingency plan is not appropriate at this time.

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

          Results of operations in the transportation industry generally show a seasonal pattern, as customers reduce shipments during and after the winter holiday season. In recent years, the Company's operating income and earnings have been higher in the second, third and fourth quarters than in the first quarter.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Company has no exposure to market risk associated with activities in derivative financial instruments, other financial instruments, or derivative commodity instruments.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required under this item and set forth elsewhere in this Form 10-K as indicated in the following index are incorporated herein by reference.

                   Index to Consolidated Financial Statements
                                                                           Page
                                                                           ----
         Consolidated Balance Sheets......................................  16
         Consolidated Statements of Income................................  17
         Consolidated Statements of Shareholders' Investment..............  18
         Consolidated Statements of Cash Flows............................  19
         Notes to Consolidated Financial Statements.......................  20
         Report of Independent Public Accountants.........................  27


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

                                      None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The sections entitled "Election of Directors" and "Executive Officers and Key Employees" of the Company's Notice of the 1999 Annual Meeting of Shareholders and Proxy Statement which will be filed within 120 days of January 2, 1999 are incorporated herein by reference.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         The information required hereunder is incorporated by reference from the section entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Company's Notice of the 1999 Annual Meeting of Shareholders and Proxy Statement which will be filed within 120 days of January 2, 1999.

ITEMS 11, 12, AND 13. EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required under these items is incorporated by reference from the Company's Notice of the 1999 Annual Meeting of Shareholders and Proxy Statement which will be filed within 120 days of January 2, 1999.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)(1)    Financial Statements

                    All financial statements of the Registrant as set forth under Item 8 of this Annual Report on Form 10-K.

             (2)    Financial Statement Schedules

                    Schedule
                     Number               Description                Page of 1998 10-K
                    ------                -----------                -----------------
                      II       Valuation and Qualifying Accounts             28


         The report of the Registrant's independent public accountants with respect to the above-listed financial statements and financial statement schedule appears on page 27 of this Annual Report on Form 10-K.

         All other financial schedules not listed above have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

             (3)    Exhibits



Exhibit                                                                Page Number or Incorporation
Number          Description                                               by Reference to
------          -----------                                            ------------------------------
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

   10.6      *  Addendum No. 3 to Employment and Noncompete            Exhibit 10.6 to 1997 Annual Report
                Agreement between R.C. Matney and the Registrant       on Form 10-K
                dated as of October 1, 1997



Exhibit                                                                     Page Number or Incorporation
Number          Description                                                   by Reference to
------          -----------                                                 -----------------------------
   10.7      *  Addendum No. 4 to Employment and Noncompete                 Filed herewith
                Agreement between R.C. Matney and the Registrant
                Dated as of February 1, 1999

   10.8      *  Employment and Noncompete Agreement between                 Filed herewith
                Mark A. Skoda and the Registrant dated as of
                December 15, 1998

   10.9      *  Employment and Noncompete Agreement between                 Exhibit 10.8 to 1997 Annual Report
                David H. Wedaman and the Registrant dated                   on Form 10-K
                as of January 1, 1997. Addendum to Employment
                and Noncompete Agreement dated as of May 15, 1997

  10.10      *  Addendum No. 2 to Employment and Noncompete                 Filed herewith
                Agreement between David H. Wedaman and the
                Registrant dated as of January 1, 1999

  10.11      *  Employment and Noncompete Agreement between Exhibit 6 to    Exhibit 6 to Current Report on
                Current Report on Form Robert E. Liss and Jupiter           Form 8-K dated May 9, 1995
                Transportation, Inc., 8-K dated May 9, 1995 an indirect
                wholly owned subsidiary of the Registrant, dated as
                of July 1, 1994

  10.12      *  Addendum to Employment and Noncompete Agreement             Filed herewith
                between Robert E. Liss and Taurus Trucking, Inc.
                dated as of December 23, 1998

  10.13      *  Employment and Noncompete Agreement between                 Exhibit 10.10 to 1995 Annual
                Michael J. Musacchio and Mark VII Logistics, a              Report on Form 10-K
                Division of Mark VII Transportation Co., Inc., a
                wholly owned subsidiary of the Registrant dated
                as of June 1, 1995. Addendum to Employment and
                Noncompete Agreement between Michael J.
                Musacchio and Mark VII Logistics dated as of
                September 1, 1995

  10.14      *  Employment and Noncompete Agreement between                 Exhibit 7 to Current Report on
                James T. Graves and the Registrant dated as of              Form 8-K dated May 9, 1995
                August 1, 1992

  10.15      *  Employment and Noncompete Agreement between                 Exhibit 10.7 to 1997 Annual
                Philip L. Dunavant and the Registrant dated as of           Report on Form 10-K
                May 16, 1997

  10.16      *  Addendum No. 1 to Employment and Noncompete                 Filed herewith
                Agreement between Philip L. Dunavant and the Registrant
                dated as of January 1, 1999. Addendum No. 2 to
                Employment and Noncompete Agreement dated as of
                February 2, 1999

  10.17      *  Amendment Number 1 to the Mark VII, Inc. 1992               Exhibit 99.1 to Registration
                Non-Qualified Stock Option Plan (formerly the MNX           Statement on Form S-8 (SEC
                Incorporated 1992 Non-Qualified Stock Option Plan)          File No. 33-86174)
                dated September 22, 1994



 Exhibit                                                                 Page Number or Incorporation
 Number         Description                                                 by Reference to
 ------         -----------                                              --------------------------------
  10.18         Asset Purchase Agreement dated June 17, 1994 by          Appendix B to Proxy Statement for
                and among Swift Transportation Co., Inc. (Nevada),       1994 Annual Meeting of Shareholders
                Swift Transportation Co., Inc. (Arizona), Mark VII,
                Inc., MNX Carriers, Inc., and Missouri-Nebraska
                Express, Inc.

  10.19         Amendment No. 1 to Asset Purchase Agreement              Exhibit 10.14 to 1994 Annual
                dated September 30, 1994 by and among Swift              Report on Form 10-K
                Transportation Co., Inc. (Nevada), Swift
                Transportation Co., Inc. (Arizona), Mark VII,
                Inc., MNX Carriers, Inc., and Missouri-Nebraska
                Express, Inc.

  10.20         Mark VII, Inc. 1995 Omnibus Stock Incentive              Appendix A to Proxy Statement for
                Plan                                                     1995 Annual Meeting of Shareholders

  10.21         Amendment No. 1 to the Mark VII, Inc. 1995               Annex E to Proxy Statement for 1995
                Omnibus Stock Incentive Plan                             Annual Meeting of Shareholders

  10.22         Revolving Loan and Promissory Note dated                 Exhibit 10.17 to 1997 Annual Report
                July 29, 1997 by and among NationsBank of                on Form 10-K
                Tennessee, N.A., Mark VII, Inc. and Mark VII
                Transportation Co., Inc.

  10.23         Loan Agreement dated as of July 29, 1997 by and          Exhibit 10.18 to 1997 Annual Report
                among NationsBank of Tennessee, N.A., Mark VII,          on Form 10-K
                Inc. and Mark VII Transportation Co., Inc.

  10.24         First Modification of Loan Agreement dated as of         Exhibit 10.19 to 1997 Annual Report
                October 20, 1997 by and among NationsBank of             on Form 10-K
                Tennessee, N.A., Mark VII, Inc. and Mark VII
                Transportation Co., Inc.

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


                                             MARK VII, INC.



                                             By:  /s/ R.C. Matney
                                                 ------------------------------
                                                  R. C. Matney
                                                  Chairman of the Board
                                                  and Chief Executive Officer

Date:    March 29, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                                       TITLE                          DATE

/s/  R.C. Matney                       Chairman of the Board, Chief        March 29, 1999
-------------------------------        Executive Officer and Director
R. C. Matney


/s/  Mark A. Skoda                     President                           March 29, 1999
-------------------------------
Mark A. Skoda

/s/  Philip L. Dunavant                Executive Vice President, Chief     March 29, 1999
-------------------------------        Financial Officer (Principal
Philip L. Dunavant                     Financial and Accounting
                                       Officer)


/s/  James T. Graves                   Vice Chairman, Secretary,           March 29, 1999
-------------------------------        General Counsel
James T. Graves                        and Director


/s/  David H. Wedaman                  Executive Vice President,           March 29, 1999
-------------------------------        Chief Operating
David H. Wedaman                       Officer and Director

/s/  Douglass Wm. List                 Director                            March 29, 1999
-------------------------------
Douglass Wm. List

/s/  William E. Greenwood              Director                            March 29, 1999
-------------------------------
William E. Greenwood

/s/  Jay U. Sterling                   Director                            March 29, 1999
-------------------------------
Dr. Jay U. Sterling


/s/  Thomas J. Fitzgerald              Director                            March 29, 1999
-------------------------------
Thomas J. Fitzgerald


                         MARK VII, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)


                                                                           JANUARY 2,    JANUARY 3,
                                                                              1999         1998
                                                                              ----         ----
                                     ASSETS

Current Assets:
   Cash and cash equivalents ........................................     $   3,758      $   3,732
   Accounts receivable, less allowances of $4,289 and
     $2,641 in 1998 and 1997, respectively ..........................        97,879         82,917
   Notes and other receivables, less allowances of $301
     and $537 in 1998 and 1997, respectively ........................         4,406          4,399
   Other current assets .............................................           451          1,755
                                                                          ---------      ---------
     Total current assets ...........................................       106,494         92,803
                                                                          ---------      ---------

Deferred Income Taxes ...............................................           519          1,262
                                                                          ---------      ---------
Property and Equipment, at cost:
   Transportation equipment .........................................         6,034          4,394
   Computer equipment, furniture and other ..........................         9,414          7,026
                                                                          ---------      ---------
                                                                             15,448         11,420
   Less: Accumulated depreciation ...................................         6,175          4,829
                                                                          ---------      ---------
     Net property and equipment .....................................         9,273          6,591
                                                                          ---------      ---------
Intangible and Other Assets .........................................         6,782          7,354
                                                                          ---------      ---------
                                                                          $ 123,068      $ 108,010
                                                                          =========      =========

                          LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
   Accrued  transportation charges ..................................     $  70,340      $  63,094
   Deferred income taxes ............................................         4,166          5,591
   Other current and accrued liabilities ............................         6,607          6,258
                                                                          ---------      ---------
     Total current liabilities ......................................        81,113         74,943
                                                                          ---------      ---------

Long-Term Obligations ...............................................           712            945
                                                                          ---------      ---------

Contingencies and Commitments (Note 5)

Shareholders' Investment:
   Common stock, $.05 par value, authorized 20,000,000 shares; issued
     10,035,020 shares in 1998 and 10,009,822 shares in 1997 ........           502            501
   Paid-in capital ..................................................        29,938         29,623
   Retained earnings ................................................        23,676         14,108
                                                                          ---------      ---------
                                                                             54,116         44,232
   Less:  Treasury stock, at cost, 1,115,850 shares in 1998 and
             1,071,250 shares in 1997 ...............................       (12,873)       (12,110)
                                                                          ---------      ---------
     Total shareholders' investment .................................        41,243         32,122
                                                                          ---------      ---------
                                                                          $ 123,068      $ 108,010
                                                                          =========      =========



      The accompanying notes are an integral part of these balance sheets.

                         MARK VII, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                  FOR THE YEARS ENDED
                                                      -----------------------------------------
                                                        JANUARY 2,    JANUARY 3,    DECEMBER 28,
                                                          1999           1998           1996
                                                       -----------    -----------    -----------
Operating Revenues ...............................     $ 724,948      $ 667,374      $ 563,913
Transportation Costs .............................       636,745        582,843        489,292
                                                       ---------      ---------      ---------
Net Revenues .....................................        88,203         84,531         74,621

Operating Expenses:
   Salaries and related costs ....................        18,118         17,894         16,501
   Selling, general and administrative ...........        53,496         54,279         47,915
                                                       ---------      ---------      ---------
     Total operating expenses ....................        71,614         72,173         64,416
                                                       ---------      ---------      ---------

Operating Income .................................        16,589         12,358         10,205

Other (Income) Expense:
   Interest expense ..............................            38            171            266
   Interest income ...............................          (624)          (711)          (177)
   Other .........................................           958            181            164
                                                       ---------      ---------      ---------
     Total other (income) expense, net ...........           372           (359)           253
                                                       ---------      ---------      ---------
Income Before Provision for Income Taxes .........        16,217         12,717          9,952

Provision for Income Taxes .......................         6,649          5,341          4,180
                                                       ---------      ---------      ---------
Net Income .......................................     $   9,568      $   7,376      $   5,772
                                                       =========      =========      =========
Net Income Per Common Share ......................     $    1.07      $     .80      $     .63
                                                       =========      =========      =========
Net Income Per Common Share, Assuming Dilution ...     $    1.01      $     .76      $     .60
                                                       =========      =========      =========
Average Common Shares and Equivalents Outstanding:
     Basic .......................................         8,930          9,185          9,211
     Diluted .....................................         9,449          9,699          9,616



        The accompanying notes are an integral part of these statements.

                         MARK VII, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
                                 (In thousands)


                                                     COMMON STOCK
                                                  -----------------        PAID-IN     RETAINED     TREASURY
                                                  SHARES      AMOUNT       CAPITAL     EARNINGS      STOCK         TOTAL
                                                  ------      ------       -------     --------      -----         -----
Balance, December 30, 1995 ................       9,776     $    489     $ 27,875     $    960     $ (3,436)     $ 25,888
  Net income ..............................          --           --           --        5,772           --         5,772
  Issuance of common stock under
     stock-based compensation plans .......         125            6          790           --           --           796
  Purchase of treasury stock (264 shares)..          --           --           --           --       (2,418)       (2,418)
                                               --------     --------     --------     --------     --------      --------

Balance, December 28, 1996 ................       9,901          495       28,665        6,732       (5,854)       30,038
  Net income ..............................          --           --           --        7,376           --         7,376
  Issuance of common stock under
     stock-based compensation plans .......         109            6          958           --           --           964
  Purchase of treasury stock (407 shares)            --           --           --           --       (6,256)       (6,256)
                                               --------     --------     --------     --------     --------      --------

Balance, January 3, 1998 ..................      10,010          501       29,623       14,108      (12,110)       32,122
  Net income ..............................          --           --           --        9,568           --         9,568
  Issuance of common stock under
     stock-based compensation plans .......          25            1          315           --           --           316
  Purchase of treasury stock (45 shares) ..          --           --           --           --         (763)         (763)
                                               --------     --------     --------     --------     --------      --------

Balance, January 2, 1999 ..................      10,035     $    502     $ 29,938     $ 23,676     $(12,873)     $ 41,243
                                               ========     ========     ========     ========     ========      ========



        The accompanying notes are an integral part of these statements.

                         MARK VII, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                         FOR THE YEARS ENDED
                                                                ---------------------------------------
                                                                JANUARY 2,     JANUARY 3,  DECEMBER 28,
                                                                   1999          1998         1996
                                                                ----------    -----------   --------
Operating Activities:
   Net income ...............................................   $  9,568      $  7,376      $  5,772
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation .........................................      1,857         1,054         1,130
       Amortization .........................................        410           250           254
       Provision for doubtful accounts and notes receivable..      3,167         2,672         2,014
       Provision for deferred income taxes ..................        542         1,737         1,803
       Changes in assets and liabilities:
         Accounts receivable ................................    (17,655)      (11,205)      (19,009)
         Accrued transportation charges .....................      7,246        10,360         9,488
         Other ..............................................     (1,268)         (536)        3,249
                                                                --------      --------      --------
   Net cash provided by operating activities ................      3,867        11,708         4,701
                                                                --------      --------      --------
Investing Activities:
   Additions to property and equipment ......................     (5,189)       (3,600)       (1,821)
   Retirements of property and equipment ....................        650           473           572
   Proceeds from sale of business unit ......................      1,462            --            --
                                                                --------      --------      --------
   Net cash used for investing activities ...................     (3,077)       (3,127)       (1,249)
                                                                --------      --------      --------
Financing Activities:
   Exercise of stock options ................................        233           615           494
   Repayments of debt and capital lease obligations .........       (234)         (167)         (841)
   Purchase of treasury stock ...............................       (763)       (6,256)       (2,418)
                                                                --------      --------      --------
   Net cash used for financing activities ...................       (764)       (5,808)       (2,765)
                                                                --------      --------      --------
Net increase in cash and cash equivalents ...................         26         2,773           687

Cash and cash equivalents:

   Beginning of year ........................................      3,732           959           272
                                                                --------      --------      --------
   End of year ..............................................   $  3,758      $  3,732      $    959
                                                                ========      ========      ========
Supplemental Disclosure of Cash Flow Information:

   Cash paid during the year for:
     Interest ...............................................   $     37      $    150      $    196
     Income taxes, net of refunds received ..................      4,627         2,930         2,731





        The accompanying notes are an integral part of these statements.

                         MARK VII, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REPORTING ENTITY AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include Mark VII, Inc., a Delaware corporation, and its wholly owned subsidiaries, collectively referred to herein as the "Company." The Company is a sales, marketing and service organization that acts as a provider of transportation services and a transportation logistics manager. The Company has a network of transportation sales personnel that provides services throughout the United States, as well as Mexico and Canada. The principal operations of the Company are conducted by its transportation services subsidiary, Mark VII Transportation Company, Inc. ("Mark VII Transportation").

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

      Transportation equipment                          3 to 7 years
      Computer equipment, furniture and other           3 to 10 years

The accompanying financial statements include depreciation expense of $1,857,000, $1,054,000 and $1,130,000 in 1998, 1997 and 1996, respectively.

CASH AND CASH EQUIVALENTS

The Company considers cash on hand, deposits in banks, certificates of deposit and short-term marketable securities with maturities of 90 days or less when purchased, as cash and cash equivalents.

The Company utilizes a cash management system under which, at times, cash overdrafts exist in the book balances of its primary disbursing accounts. These overdrafts represent the uncleared checks in the disbursing accounts. At January 3, 1998, an overdraft of $2,851,000 was reclassified to accrued transportation charges. No overdraft existed in the Company's book balances at January 2, 1999.

INTANGIBLE ASSETS

Goodwill and other intangible assets are being amortized on the straight-line basis over 10 to 20 years. Goodwill and other intangible assets consisted of the following:

                                                               1998          1997
                                                               ----          ----
                                                                 (in thousands)

         Goodwill and other intangible assets.............. $  5,121      $  5,121
         Less accumulated amortization.....................    2,083         1,674
                                                            --------      --------
                                                            $  3,038      $  3,447
                                                            ========      ========

FISCAL YEAR

The Company's fiscal year ends on the Saturday nearest December 31. Fiscal years 1996 and 1998 included 52 weeks and fiscal year 1997 included 53 weeks.

EARNINGS PER SHARE

Effective January 3, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share". Earnings per share have been restated for all periods presented to conform to this accounting standard. In addition, on November 7, 1997, the Company's Board of Directors authorized a two-for-one stock split, thereby increasing the number of shares issued by 5,003,000 and decreasing the par value of each share to $ .05. All references to the number of common shares and per share amounts for the periods presented have been restated to reflect the stock split.

A reconciliation between basic earnings per share and diluted earnings per share follows:

                                                                            1998      1997       1996
                                                                         --------   --------    ------
                                                                    (in  thousands, except per share amounts)
     Net income......................................................     $9,568     $7,376     $5,772
                                                                          ======     ======     ======
     Average common shares and equivalents outstanding:
       Basic .........................................................     8,930      9,185      9,211
       Effect of dilutive options ....................................       519        514        405
                                                                          ------     ------     ------
       Diluted .......................................................     9,449      9,699      9,616
                                                                          ======     ======     ======

     Per share amounts:
       Net income per common share ...................................    $ 1.07     $  .80     $  .63
                                                                          ======     ======     ======
       Net income per common share, assuming dilution ................    $ 1.01     $  .76     $  .60
                                                                          ======     ======     ======



RECLASSIFICATIONS

Certain reclassifications have been made to the 1997 and 1996 financial statements to conform to the 1998 presentation.

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

(2)   CREDIT FACILITY

The Company has a $25,000,000 unsecured revolving credit facility (the "Facility"). In recent years, the Company's cash flows from operations have exceeded its working capital needs and the Company has made no borrowings under this Facility since its inception in July 1997. On January 2, 1999, letters of credit totaling $2,705,000 had been issued on the Company's behalf to secure insurance deductibles and purchases of operating services, resulting in unused borrowing capacity of $22,295,000. The Facility bears a variable interest rate based upon the 30 day LIBOR Funding Rate, as defined, plus 50 to 125 basis points. The Company pays a varying fee of .35% to 1.00% on outstanding letters of credit and a varying commitment fee of .15% to .30% on the unused portion of the Facility, as defined. At January 2, 1999, the interest rate was 6.04% and the letter of credit fee and commitment fee were .35% and .15%, respectively. The line of credit expires on July 1, 2000, but may be extended by mutual agreement of the lender and the Company, for subsequent periods of one year each.

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

(3)   INCOME TAXES

Components of the provision for income taxes consisted of the following:


                                                              1998          1997         1996
                                                             -------      --------      ------
                                                                       (in thousands)
      Federal -
         Currently payable ...............................  $  4,975      $  2,856      $  1,833
         Deferred.........................................       492         1,562         1,610
                                                            --------      --------      --------
            Total federal.................................     5,467         4,418         3,443
                                                            --------      --------      --------
      State -
         Currently payable................................     1,132           748           544
         Deferred.........................................        50           175           193
                                                            --------      --------      --------
            Total state...................................     1,182           923           737
                                                            --------      --------      --------
                                                            $  6,649      $  5,341      $  4,180
                                                            ========      ========      ========


A reconciliation between the provision for income taxes and the expected taxes using the federal statutory income tax rate follows:


                                                               1998          1997          1996
                                                              --------      --------       ------
                                                                         (in thousands)

      Federal statutory rate.................................     34.4%         34.2%         34.0%

      Tax at statutory rate..................................  $ 5,579      $  4,349      $  3,384
      Increase from -
         State income taxes, net.............................      781           609           486
         Other...............................................      289           383           310
                                                               -------      --------      --------
                                                               $ 6,649      $  5,341      $  4,180
                                                               =======      ========      ========

Deferred tax assets (liabilities) are comprised of the following:



                                                                             1998          1997
                                                                            -------       -------
                                                                               (in thousands)
      Deferred Tax Assets:
         Claims and other reserves.......................................  $  2,901      $  2,140
         Basis difference on property and equipment......................       300           778
         Other...........................................................       219           503
                                                                           --------      --------
          Total deferred tax assets......................................     3,420         3,421
                                                                           --------      --------
      Deferred Tax Liabilities:
         Prepaid expenses................................................      (136)          (35)
         Deferred revenue................................................    (5,755)       (4,910)
         Other...........................................................    (1,176)       (2,805)
                                                                           --------      --------
          Total deferred tax liabilities.................................    (7,067)       (7,750)
                                                                           --------      --------

          Net deferred tax liabilities...................................  $ (3,647)     $ (4,329)
                                                                           ========      ========

(4)   LONG-TERM DEBT AND OPERATING LEASES

Long-term debt included the following:

                                                                 1998       1997
                                                                 ----       ----
                                                                  (in thousands)
         Capital lease obligations for transportation
           equipment, 9.1%, payable through 2002............... $   468    $   580
         Less - Current maturities.............................     115        116
                                                                -------     ------
                                                                $   353    $   464
                                                                =======    =======


Property and equipment included the following amounts related to capital lease obligations:

                                                                   1998      1997
                                                                   ----      ----
                                                                    (in thousands)
         Transportation equipment............................... $   915    $   915
         Less - Accumulated depreciation........................     476        371
                                                                 -------    -------
                                                                 $   439    $   544
                                                                 =======    =======

Scheduled annual payments on the Company's long-term obligations are as follows:

                                                            Capital Leases
                                                   ---------------------------------
                                                   Future      Interest   Principal
                                                   Payments     Portion    Portion
                                                   --------    --------   ---------
                                                             (in thousands)

      1999.......................................  $   151      $   36      $  115
      2000.......................................      161          25         136
      2001.......................................      162          13         149
      2002.......................................       69           1          68
                                                   -------      ------      ------
                                                   $   543      $   75      $  468
                                                   =======      ======      ======

The Company has scheduled rentals on trailers and containers with lease terms of one to five years which have annual cancellation provisions. If these leases are not canceled, the future lease payments would be approximately $1,988,000, $1,939,000, $1,272,000, $176,000 and $5,000 in 1999, 2000, 2001, 2002 and 2003,
respectively. The accompanying financial statements include rent expense of $3,967,000, $5,025,000 and $5,737,000 in 1998, 1997 and 1996, respectively.

(5)   CONTINGENCIES AND COMMITMENTS

The Company is a defendant in an arbitration proceeding in Belgium with an ocean carrier who alleges the Company failed to meet certain minimum volume commitments under a transportation contract. Although management and its legal counsel believe no contractual volume commitments existed and plan to continue to vigorously defend the Company's position, in December 1998, the arbitration panel found the Company to be liable. The Company is awaiting the panel's determination regarding the amount of damages. Also, during the third quarter of 1998, the Company discovered improper activities conducted by personnel at one of the Company's last remaining trucking locations. The Company has filed a claim with its insurance carrier under an existing crime policy. Management believes, after consultation with counsel, that prospects for recovery on the crime policy are favorable. Thus, it is possible that all or a portion of the charges recorded in the third quarter of 1998 relating to this matter could be reversed in the future. During the third and fourth quarters of 1998, management accrued a total amount of $1,700,000 for its estimate of probable losses in connection with these two matters. The Company believes the ultimate resolution of these two matters could range from a reversal of $1,500,000 previously accrued to an additional charge of $1,750,000.

The Company is involved in various other legal proceedings and claims generally incidental to its business. While the result of any litigation contains an element of uncertainty, the Company presently believes that the outcome of any such additional matters, or all of them combined, will not have a material adverse effect on its results of operations or consolidated financial position.

(6)   STOCK COMPENSATION PLANS

At January 2, 1999, the Company has three stock-based compensation plans: The 1995 Omnibus Stock Incentive Plan (the "1995 Plan"), the 1992 Non-qualified Stock Option Plan (the "1992 Plan"), and the Amended and Restated 1986 Incentive Stock Option Plan (the "1986 Plan"). No awards may be granted under the 1992 and 1986 Plans. The Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (dollars in thousands, except per share amounts):

                                                        1998         1997     1996
                                                      ---------   ---------  -------
Net Income:                        As reported         $9,568       $7,376    $5,772
                                   Pro forma           $9,064       $7,053    $5,617

Net Income Per Common Share:       As reported         $ 1.07       $  .80    $  .63
                                   Pro forma           $ 1.01       $  .77    $  .61

Net Income Per Common Share,
    Assuming Dilution:             As reported         $ 1.01       $  .76    $  .60
                                   Pro forma           $  .97       $  .73    $  .58

The effects of applying SFAS No. 123 in this pro forma disclosure may not be indicative of future amounts because SFAS No. 123 does not apply to awards prior to January 1, 1995, and additional awards in future years are anticipated.

Under the provisions of the Company's 1995 Plan, options may be granted to employees of the Company and to directors who are not employees of the Company to purchase shares of common stock at a price not less than 100% of its fair market value at the date of grant. At January 2, 1999, 2,097,550 shares of common stock were reserved for issuance under all of the Company's stock option plans. Options granted have a maximum life of 10 years. Vesting requirements are determined at the discretion of the Compensation/Stock Option Committee of the Board of Directors. Presently, option vesting periods range from immediate vesting to vesting over 8 years.

Beginning with the grants issued on or after January 1, 1995, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                              1998           1997          1996
                                           ---------      ---------      --------
Dividend yield                                none           none          none
Expected volatility                          42.4%           43.0%         41.0%
Risk-free interest rate                       5.7%            6.5%          6.8%
Expected lives                             7.2 years       7.5 years     6.5 years


A summary of the status of stock options granted under the Company's stock option plans as of January 2, 1999, January 3, 1998 and December 28, 1996 and changes during the years ended on those dates is presented below:


                                                  1998                     1997                   1996
                                      ---------------------------  ---------------------  -----------------------
                                                         Weighted               Weighted                 Weighted
                                                         Average                Average                  Average
                                                         Exercise               Exercise                 Exercise
Stock Options                             Shares          Price    Shares        Price     Shares         Price
-------------                             ------          -----    ------        -----     ------         -----

Outstanding at beginning of year        1,273,198      $   7.27   1,217,976      $  6.11   1,244,698      $  5.54
Granted                                   101,000         17.88     160,000        14.60      93,000        11.11
Exercised                                 (18,798)         6.43    (100,778)        4.94    (119,722)        4.11
Canceled                                  (40,000)        12.00      (4,000)        5.63          --          --
                                      -----------                ----------               ----------
Outstanding at end of year              1,315,400      $   7.95   1,273,198      $  7.27   1,217,976      $  6.11
                                      ===========                ==========               ==========

Options exercisable at year-end           806,532                   674,031                  612,176
                                      ===========                ==========               ==========

Options available for future grant        782,150                   849,550                1,017,550
                                      ===========                ==========               ==========

Weighted average fair value of
   options granted during the year    $      9.68                $     8.37               $     5.35
                                      ===========                ==========               ==========



The following table summarizes information about stock options outstanding at January 2, 1999:

                                               Options Outstanding                   Options Exercisable
                                    ----------------------------------------      -------------------------
                                                   Wgtd. Avg.
    Range of                          Number       Remaining       Wgtd. Avg.        Number      Wgtd. Avg
    Exercise                       Outstanding    Contractual      Exercise        Exercisable   Exercise
     Prices                         at 1/2/99        Life           Price           at 1/2/99      Price
     ------                         ---------        ----           -----           ---------      -----
$ 2.13 to $ 5.63                     425,400       3.4 years       $  3.91           408,400      $  3.84
$ 7.00 to $10.63                     629,000       5.4 years          7.41           334,666         7.53
$14.50 to $18.00                     261,000       8.2 years         15.87            63,466        15.24
                                   ---------       ---------       -------          --------      -------
$ 2.13 to $18.00                   1,315,400       5.3 years       $  7.95           806,532      $  6.27
                                   =========       =========       =======           =======      =======


Stock appreciation rights for 26,000 shares were outstanding at January 2, 1999. The rights provide for cash payments to holders of the rights for increases in the market price of the Company's common stock as of April 1 of each year until and including April 1, 2000. The base price is adjusted each April 1 if the market closing price on that date is greater than the previous base price. The adjusted base prices as of April 1, 1998, 1997 and 1996 were $18.50, $15.25 and $8.63 per share, respectively. Compensation of $84,000, $128,000 and $203,000 was expensed under this plan in 1998, 1997 and 1996, respectively. The 1998 compensation has been accrued based on the closing market price of $18.63 per share on January 2, 1999.

(7)   UNUSUAL ITEM

The Company recognized a gain of $1,462,000 during the fourth quarter of 1998 resulting from the sale of its 50% interest in ERX Logistics, L.L.C., a company which provided warehouse and delivery services to a major appliance manufacturer.

QUARTERLY FINANCIAL DATA (Unaudited):

The results of operations for each of the four quarters of 1998 and 1997 are summarized below. The amounts below are unaudited, but, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such periods have been made (in thousands, except per share data).


                                                             FIRST        SECOND         THIRD        FOURTH
                                                            QUARTER      QUARTER        QUARTER       QUARTER
                                                            -------      -------        -------       -------
1998
Operating revenues......................................  $ 171,800     $ 181,158     $  184,571    $  187,419
Operating income .......................................      2,750         4,301          5,046         4,492
Income before income taxes..............................      2,805         4,389          4,442         4,581
Net income..............................................      1,627         2,617          2,621         2,703

Net income per common share.............................  $     .18     $     .29     $      .29     $     .30
Net income per common share, assuming dilution..........  $     .17     $     .28     $      .28     $     .29

1997
Operating revenues......................................  $ 145,914     $ 164,877     $  168,011     $ 188,572
Operating income .......................................      2,113         3,462          3,452         3,331
Income before income taxes..............................      2,127         3,563          3,615         3,412
Net income..............................................      1,234         2,066          2,097         1,979

Net income per common share.............................  $     .13     $     .22     $      .23     $     .22
Net income per common share, assuming dilution..........  $     .13     $     .21     $      .22     $     .21



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Mark VII, Inc.:

      We have audited the accompanying consolidated balance sheets of MARK VII, INC. (a Delaware corporation) AND SUBSIDIARIES as of January 2, 1999, and January 3, 1998, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended January 2, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mark VII, Inc. and Subsidiaries as of January 2, 1999, and January 3, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 1999 in conformity with generally accepted accounting principles.

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



Memphis, Tennessee,
February 9, 1999

                                                                    SCHEDULE II


                         MARK VII, INC. AND SUBSIDIARIES
                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                               BALANCE AT    ADDITIONS
                                               BEGINNING     CHARGED TO                              BALANCE AT
                                                OF YEAR       EXPENSE      DEDUCTIONS      OTHER     END OF YEAR
                                                -------       -------      ----------      -----     -----------
Allowance for doubtful accounts
  (deducted from accounts receivable):

   1996  ...................................... $ 1,336      $  1,472       $ 1,115       $    -     $  1,693
   1997  ......................................   1,693         1,603           655            -        2,641
   1998  ......................................   2,641         2,693         1,045            -        4,289
Allowance for uncollectible notes
  (deducted from notes and other receivables):

   1996  ...................................... $ 2,038      $    542       $   969       $    -     $  1,611
   1997  ......................................   1,611         1,069         2,143            -          537
   1998  ......................................     537           474           710            -          301


                                  EXHIBIT INDEX


         Exhibit
         Number                           Description
         ------     ----------------------------------------------------------
          10.7      Addendum No. 4 to Employment and Noncompete Agreement
                    between R.C. Matney and the Registrant Dated as of February
                    1, 1999

          10.8 Employment and Noncompete Agreement between Mark A. Skoda and the Registrant dated as of December 15, 1998

          10.10 Addendum No. 2 to Employment and Noncompete Agreement between David H. Wedaman and the Registrant dated as of January 1, 1999

          10.12     Addendum to Employment and Noncompete Agreement between
                    Robert E. Liss and Taurus Trucking, Inc. dated as of
                    December 23, 1998

          10.16 Addendum No. 1 to Employment and Noncompete Agreement between Philip L. Dunavant and the Registrant dated as of January 1, 1999. Addendum No. 2 to Employment and Noncompete
                    Agreement dated as of February 2, 1999

          21        Subsidiaries of Registrant

          23        Consent of Independent Public Accountants

          27        Financial Data Schedule (SEC Use Only)
