Form 10-Q
period 1999-04-03
MARK VII INC
filed 1999-05-12
CIK 795425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 3, 1999

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from              to
                                                  -----------    --------------
                           Commission File No. 0-14810



                                 MARK VII, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Delaware                                          43-1074964
----------------------------------------                    --------------------
   (State or other jurisdiction of                            (I.R.S. Employer
     incorporation or organization)                          Identification No.)

 965 Ridge Lake Boulevard, Suite 103
        Memphis, Tennessee                                         38120
----------------------------------------                    --------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                      Outstanding at May 3, 1999
----------------------------                         --------------------------
Common stock, $.05 par value                              8,958,970  Shares

                         MARK VII, INC. AND SUBSIDIARIES
              FORM 10-Q - FOR THE THREE MONTHS ENDED APRIL 3, 1999

                                      INDEX

                                                                                                           Page

Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            a)    Condensed Consolidated Statements of Income - Three Months Ended
                    April 3, 1999 and April 4, 1998......................................................... 3

            b)    Consolidated Balance Sheets - April 3, 1999 and January 2, 1999........................... 4

            c)    Condensed Consolidated Statements of Cash Flows - Three Months Ended
                    April 3, 1999 and April 4, 1998......................................................... 5

            e)    Notes to Condensed Consolidated Financial Statements...................................... 6

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................................................... 7

Item 3.     Quantitative and Qualitative Disclosures About Market Risk...................................... 9

Part II.    OTHER INFORMATION

Item 1.     Legal Proceedings............................................................................... 9

Item 2.     Changes in Securities........................................................................... 9

Item 3.     Defaults Upon Senior Securities................................................................. 9

Item 4.     Submission of Matters to a Vote of Security Holders............................................. 9

Item 5.     Other Information............................................................................... 9

Item 6.     Exhibits and Reports on Form 8-K................................................................ 9

            Signature.......................................................................................10

PART I.     FINANCIAL INFORMATION.

ITEM 1.     FINANCIAL STATEMENTS.

                         MARK VII, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                     FOR THE THREE MONTHS ENDED
                                                     --------------------------
                                                     APR. 3, 1999   APR. 4, 1998
                                                     ------------   ------------
Operating Revenues ...............................     $ 183,784      $ 171,800
Transportation Costs .............................       162,334        151,242
                                                       ---------      ---------
Net Revenues .....................................        21,450         20,558
                                                       ---------      ---------
Operating Expenses:
    Salaries and related costs ...................         5,099          4,468
    Selling, general and administrative ..........        12,925         13,340
                                                       ---------      ---------
       Total operating expenses ..................        18,024         17,808
                                                       ---------      ---------
Operating Income .................................         3,426          2,750

Interest and Other (Income)/Expense, Net .........          (385)           (55)
                                                       ---------      ---------
Income Before Provision for Income Taxes .........         3,811          2,805

Provision for Income Taxes .......................         1,543          1,178
                                                       ---------      ---------
Net Income .......................................     $   2,268      $   1,627
                                                       =========      =========

Net Income Per Common Share ......................     $     .25      $     .18
                                                       =========      =========
Net Income Per Common Share, Assuming Dilution ...     $     .24      $     .17
                                                       =========      =========
Average Common Shares and Equivalents Outstanding:
    Basic ........................................         8,955          8,939
    Diluted ......................................         9,411          9,467

Dividends Paid ...................................            --             --




           See "Notes to Condensed Consolidated Financial Statements."

                         MARK VII, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                       APR. 3, 1999   JAN. 2, 1999
                                                                       ------------   ------------
                                                                        (Unaudited)
                                   ASSETS
Current Assets:
    Cash and cash equivalents ......................................     $  14,869      $   3,758
    Accounts receivable, net of allowance of $4,137 and $4,289 .....        83,062         97,879
    Notes and other receivables, net of allowance of $396 and $301 .         3,449          4,406
    Other current assets ...........................................           476            451
                                                                         ---------      ---------
       Total current assets ........................................       101,856        106,494

Deferred Income Taxes ..............................................           439            519
Net Property and Equipment .........................................         9,251          9,273
Intangible and Other Assets ........................................         5,967          6,782
                                                                         ---------      ---------
                                                                         $ 117,513      $ 123,068
                                                                         =========      =========


                  LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:

    Accrued transportation charges .................................     $  61,744      $  70,340
    Deferred income taxes ..........................................         4,042          4,166
    Other current and accrued liabilities ..........................         7,499          6,607
                                                                         ---------      ---------
       Total current liabilities ...................................        73,285         81,113
                                                                         ---------      ---------

Long-Term Obligations ..............................................           651            712
                                                                         ---------      ---------

Contingencies and Commitments

Shareholders' Investment:

    Common stock, $.05 par value, authorized 20,000,000
       shares, issued 10,082,720 and 10,035,020 shares .............           504            502
    Paid-in capital ................................................        30,105         29,938
    Retained earnings ..............................................        25,944         23,676
                                                                         ---------      ---------
                                                                            56,553         54,116
    Less:  1,123,750 and 1,115,850 shares of treasury stock, at cost       (12,976)       (12,873)
                                                                         ---------      ---------
       Total shareholders' investment ..............................        43,577         41,243
                                                                         ---------      ---------
                                                                         $ 117,513      $ 123,068
                                                                         =========      =========













           See "Notes to Condensed Consolidated Financial Statements."

                         MARK VII, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                          FOR THE THREE MONTHS ENDED
                                                          --------------------------
                                                          APR. 3, 1999  APR. 4, 1998
                                                          ------------  ------------
OPERATING ACTIVITIES:
   Net cash provided by (used for) operating activities     $ 11,658      $  (753)
                                                            --------      -------
INVESTING ACTIVITIES:
   Additions to property and equipment ................         (537)      (1,177)
   Retirements of property and equipment ..............            7          101
                                                            --------      -------
   Net cash used for investing activities .............         (530)      (1,076)
                                                            --------      -------
FINANCING ACTIVITIES:
   Repayments of debt and capital lease obligations ...          (61)         (68)
   Exercise of stock options ..........................          147           --
   Purchase of treasury stock .........................         (103)          --
                                                            --------      -------
   Net cash used for financing activities .............          (17)         (68)
                                                            --------      -------
Net increase (decrease) in cash and cash equivalents ..       11,111       (1,897)

Cash and cash equivalents:
    Beginning of period ...............................        3,758        3,732
                                                            --------      -------
    End of period .....................................     $ 14,869      $ 1,835
                                                            ========      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest .........................................     $      7      $     7
     Income taxes, net of refunds received ............        1,127          889

















           See "Notes to Condensed Consolidated Financial Statements."

                         MARK VII, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)      GENERAL:

         The consolidated financial statements include Mark VII, Inc., a Delaware corporation, and its wholly owned subsidiaries, collectively referred to herein as "the Company". The Company is a sales, marketing and service organization that acts as a transportation services provider and a transportation logistics manager. The Company has a network of transportation sales personnel that provides services throughout the United States, as well as Mexico and Canada. The principal operations of the Company are conducted by its transportation services subsidiary, Mark VII Transportation Company, Inc. ("Mark VII Transportation").

         The condensed, consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. For this reason, the condensed, consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's 1998 Annual Report on Form 10-K.

         The results for the three months ended April 3, 1999 are not necessarily indicative of the results for the entire year.

         EARNINGS PER SHARE:

         A reconciliation between basic earnings per share and diluted earnings per share follows:

                                                                     THREE MONTHS ENDED
                                                                    ---------------------
                                                                    APR. 3,       APR. 4,
                                                                     1999           1998
                                                                    ------         ------
                                                                    (in thousands, except
                                                                      per share amounts)

         Net income .......................................         $2,268         $1,627
                                                                    ======         ======
         Average common shares and equivalents outstanding:
           Basic ..........................................          8,955          8,939
           Effect of dilutive options .....................            456            528
                                                                    ------         ------
           Diluted ........................................          9,411          9,467
                                                                    ======         ======
         Per share amounts:
           Net income per common share ....................         $  .25         $  .18
                                                                    ======         ======
           Net income per common share, assuming dilution .         $  .24         $  .17
                                                                    ======         ======

MARK VII, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three months ended April 3, 1999 vs. three months ended April 4, 1998.

        The following table sets forth the percentage relationship of the Company's revenues and expense items to operating revenues for the periods indicated:

                                                                THREE MONTHS
                                                           -----------------------
                                                            1999             1998
                                                           ------           ------
         Operating Revenues .....................            100.0%           100.0%
         Transportation Costs ...................             88.3             88.0
                                                            ------           ------
         Net Revenues ...........................             11.7             12.0

         Operating Expenses:
             Salaries and related costs .........              2.8              2.6
             Selling, general and administrative               7.0              7.8
                                                            ------           ------
                  Total operating expenses ......              9.8             10.4
                                                            ------           ------
         Operating Income .......................              1.9              1.6

         Interest and Other (Income)/Expense, Net              (.2)              .0
                                                            ------           ------

         Income Before Provision for Income Taxes              2.1%             1.6%
                                                            ======           ======



          General - The transportation services operation engages carriers for the transportation of freight by rail, truck, ocean or air for shippers. Operating revenues include the carriers' charges for carrying shipments plus commissions and fees. The carriers with whom the Company contracts provide transportation equipment, the charge for which is included in transportation costs. As a result, the primary operating costs incurred by the transportation services operations and logistics projects are for purchased transportation. Net revenues include only the commissions and fees. Several of the Company's newer logistics management projects are performed on a management fee basis whereby the Company collects only a management fee.

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

          Operating Revenues - The Company's total number of shipments increased from 170,000 in 1998 to 184,000 in 1999. Increases in shipments and operating revenues are lower than the Company's historical growth rates due to the following factors: the continued elimination of dedicated trucking operations; the fourth quarter sale of a business unit engaged in a management fee based logistics program; and unusual winter weather patterns that affected demand for temperature controlled services which adversely impacted rates for the Company's TemStar division.

          Net Revenues - The Company's net revenues as a percentage of operating revenues were 11.7% in 1999 versus 12.0% in 1998. Net revenues as a percentage of operating revenues declined during the first quarter of 1999 due to factors discussed above in Operating Revenues. This decrease in net revenues as a percentage of operating revenues has been offset by proportionate decreases in operating expenses as a percentage of operating revenues particularly relating to the closure of dedicated trucking operations.

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

          Interest and Other (Income)/Expense, Net - Cash flow from operations has been adequate to cover the Company's operating needs and capital requirements in recent years, resulting in decreased interest expense and increased interest income in 1999 and 1998.

          Provision for Income Taxes - The Company's effective tax rate was 40.5% in 1999 and 42% in 1998.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has available a $25,000,000 unsecured revolving credit facility (the "Facility"). In recent years, the Company's cash flows from operations have exceeded its working capital needs and the Company has made no borrowings under this Facility since its inception in July 1997. On April 3, 1999, letters of credit totaling $2,705,000 had been issued on the Company's behalf to secure insurance deductibles and purchases of operating services, resulting in unused borrowing capacity of $22,295,000. The interest rate for borrowings under the Facility is a variable rate based upon the 30 day LIBOR Funding Rate, as defined, plus 50 to 125 basis points. The Company pays a varying fee of .35% to 1.00% on outstanding letters of credit and a varying commitment fee of .15% to .30% on the unused portion of the Facility, as defined. At April 3, 1999, the interest rate was 5.44% and the letter of credit fee and commitment fee were .35% and .15%, respectively. The line of credit expires on July 1, 2000, but may be extended by mutual agreement of the lender and the Company, for subsequent periods of one year each.

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

          At April 3, 1999, the Company had a ratio of current assets to current liabilities of approximately 1.39 to 1. Management believes that the Company will have sufficient cash flow from operations and borrowing capacity to cover its operating needs and capital requirements for the foreseeable future.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          The Company is not materially exposed to market risk.

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

                                       Mark VII, Inc.
                                       (Registrant)

 May 12, 1999                          /s/  Philip L. Dunavant
-------------                          ----------------------------------------
   (Date)                              Philip L. Dunavant, Executive Vice
                                       President, Chief Financial Officer and
                                       Treasurer  (Principal Financial and
                                       Accounting Officer)