Form 10-Q
period 1999-07-03
MARK VII INC
filed 1999-08-12
CIK 795425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended July 3, 1999

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____________ to ___________

                           Commission File No. 0-14810


                                 MARK VII, INC.

             (Exact name of Registrant as specified in its charter)


                     Delaware                                 43-1074964
         --------------------------------                ---------------------
         (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                  Identification No.)

          965 Ridge Lake Boulevard, Suite 103
                  Memphis, Tennessee                             38120
         ----------------------------------------         --------------------
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
         Yes (X) No ( )

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                   Class                         Outstanding at August 2, 1999
          ---------------------------            -----------------------------
         Common stock, $.05 par value                  8,995,515   Shares



                         MARK VII, INC. AND SUBSIDIARIES
               FORM 10-Q - FOR THE THREE MONTHS ENDED JULY 3, 1999

                                      INDEX


                                                                              Page
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         a) Condensed Consolidated Statements of Income - Three Months
              Ended July 3, 1999 and July 4, 1998..............................3

         b) Condensed Consolidated Statements of Income - Six Months Ended
              July 3, 1999 and July 4, 1998....................................4

         c) Consolidated Balance Sheets - July 3, 1999 and January 2, 1999.....5

         d) Condensed Consolidated Statements of Cash Flows -
              Six Months Ended July 3, 1999 and July 4, 1998...................6

         e) Notes to Condensed Consolidated Financial Statements...............7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...........................................9

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

         Signature............................................................13

PART I.     FINANCIAL INFORMATION.
ITEM 1.     FINANCIAL STATEMENTS.


                         MARK VII, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                      FOR THE THREE MONTHS ENDED
                                                      --------------------------
                                                      JULY 3, 1999   JULY 4, 1998
                                                      ------------   ------------

Operating Revenues ...............................     $ 204,258      $ 181,158
Transportation Costs .............................       179,898        159,857
                                                       ---------      ---------
Net Revenues .....................................        24,360         21,301

Operating Expenses:
    Salaries and related costs ...................         5,525          4,186
    Selling, general and administrative ..........        13,644         12,814
                                                       ---------      ---------
       Total operating expenses ..................        19,169         17,000
                                                       ---------      ---------

Operating Income .................................         5,191          4,301


Interest and Other (Income)/Expense, Net .........          (207)           (88)
                                                       ---------      ---------

Income Before Provision for Income Taxes .........         5,398          4,389

Provision for Income Taxes .......................         2,186          1,772
                                                       ---------      ---------

Net Income .......................................     $   3,212      $   2,617
                                                       =========      =========

Net Income Per Common Share ......................     $     .36      $     .29
                                                       =========      =========

Net Income Per Common Share, Assuming Dilution ...     $     .34      $     .28
                                                       =========      =========
Average Common Shares and Equivalents Outstanding:
    Basic ........................................         8,972          8,936
    Diluted ......................................         9,380          9,472

Dividends Paid ...................................          --             --





           See "Notes to Condensed Consolidated Financial Statements."

                         MARK VII, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                       FOR THE SIX MONTHS ENDED
                                                       ------------------------
                                                      JULY 3, 1999   JULY 4, 1998
                                                      ------------   ------------

Operating Revenues ...............................     $ 388,042      $ 352,958
Transportation Costs .............................       342,232        311,099
                                                       ---------      ---------
Net Revenues .....................................        45,810         41,859

Operating Expenses:
    Salaries and related costs ...................        10,624          8,654
    Selling, general and administrative ..........        26,569         26,154
                                                       ---------      ---------
       Total operating expenses ..................        37,193         34,808
                                                       ---------      ---------

Operating Income .................................         8,617          7,051

Interest and Other (Income)/Expense, Net .........          (592)          (143)
                                                       ---------      ---------

Income Before Provision for Income Taxes .........         9,209          7,194

Provision for Income Taxes .......................         3,729          2,950
                                                       ---------      ---------

Net Income .......................................     $   5,480      $   4,244
                                                       =========      =========

Net Income Per Common Share ......................     $     .61      $     .47
                                                       =========      =========

Net Income Per Common Share, Assuming Dilution ...     $     .58      $     .45
                                                       =========      =========
Average Common Shares and Equivalents Outstanding:
    Basic ........................................         8,963          8,937
    Diluted ......................................         9,395          9,470

Dividends Paid ...................................          --             --





           See "Notes to Condensed Consolidated Financial Statements."

                         MARK VII, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                       JULY 3, 1999     JAN. 2, 1999
                                                                       ------------     ------------
                                    Assets                              (Unaudited)

Current Assets:
    Cash and cash equivalents .....................................       $      59        $   3,758
    Accounts receivable, net of allowance of $3,933 and $4,289 ....         100,469           97,879
    Notes and other receivables, net of allowance of $386 and $301            3,379            4,406
    Other current assets ..........................................             916              451
                                                                          ---------        ---------
       Total current assets .......................................         104,823          106,494

Deferred Income Taxes .............................................             430              519
Net Property and Equipment ........................................          11,601            9,273
Intangibles and Other Assets ......................................           5,913            6,782
                                                                          ---------        ---------
                                                                          $ 122,767        $ 123,068
                                                                          =========        =========

                  Liabilities and Shareholders' Investment
Current Liabilities:
    Accrued transportation expenses ...............................       $  63,454        $  70,340
    Deferred income taxes .........................................           4,275            4,166
    Other current and accrued liabilities .........................           7,364            6,607
                                                                          ---------        ---------
       Total current liabilities ..................................          75,093           81,113
                                                                          ---------        ---------

Long-Term Obligations .............................................             576              712
                                                                          ---------        ---------
Contingencies and Commitments

Shareholders' Investment:
    Common stock, $.05 par value, authorized 20,000,000
       shares, issued 10,119,265 and 10,035,020 shares ............             506              502
    Paid-in capital ...............................................          30,412           29,938
    Retained earnings .............................................          29,156           23,676
                                                                          ---------        ---------
                                                                             60,074           54,116
    Less: 1,123,750 and 1,115,850 shares of treasury stock,
       at cost.....................................................         (12,976)         (12,873)
                                                                          ---------        ---------
       Total shareholders' investment .............................          47,098           41,243
                                                                          ---------        ---------
                                                                          $ 122,767        $ 123,068
                                                                          =========        =========







           See "Notes to Condensed Consolidated Financial Statements."

                         MARK VII, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                             FOR THE SIX MONTHS ENDED
                                                             ------------------------
                                                            JULY 3, 1999   JULY 4, 1998
                                                            ------------   ------------

OPERATING ACTIVITIES:
   Net cash provided by/ (used for) operating activities       $  (429)       $   635
                                                               -------        -------
INVESTING ACTIVITIES:
   Additions to property and equipment .................        (3,489)        (3,802)
   Retirements of property and equipment ...............            15            578
                                                               -------        -------
   Net cash used for investing activities ..............        (3,474)        (3,224)
                                                               -------        -------
FINANCING ACTIVITIES:
   Exercise of stock options ...........................           429            103
   Purchase of treasury stock ..........................          (103)          (440)
   Repayments of debt and capital lease obligations ....          (122)          (127)
                                                               -------        -------
   Net cash provided by/(used for) financing activities            204           (464)
                                                               -------        -------

Net decrease in cash and cash equivalents ..............        (3,699)        (3,053)

Cash and cash equivalents:
    Beginning of period ................................         3,758          3,732
                                                               -------        -------
    End of period ......................................       $    59        $   679
                                                               =======        =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest ..........................................       $    16        $    18
     Income taxes, net of refunds received .............         4,000          1,904






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

         The results for the three and six months ended July 3, 1999 are not necessarily indicative of the results for the entire year.

         EARNINGS PER SHARE:

         A reconciliation between basic earnings per share and diluted earnings per share follows:


                                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                   ------------------       ----------------
                                                                  JULY 3,      JULY 4,     JULY 3,      JULY 4,
                                                                   1999         1998        1999         1998
                                                                   ----         ----        ----         ----
                                                                    (in thousands, except per share amounts)

         Net income .........................................     $3,212       $2,617       $5,480       $4,244
                                                                  ======       ======       ======       ======
         Average common shares and equivalents outstanding:

           Basic ............................................      8,972        8,936        8,963        8,937
           Effect of dilutive options .......................        408          536          432          533
                                                                  ------       ------       ------       ------
           Diluted ..........................................      9,380        9,472        9,395        9,470
                                                                  ======       ======       ======       ======
         Per share amounts:
           Net income per common share ......................     $  .36       $  .29       $  .61       $  .47
                                                                  ======       ======       ======       ======
           Net income per common share, assuming dilution ...     $  .34       $  .28       $  .58       $  .45
                                                                  ======       ======       ======       ======

(2)      CONTINGENCIES AND COMMITMENTS:

         The Company is a defendant in an arbitration proceeding in Belgium with an ocean carrier who alleges the Company failed to meet certain minimum volume commitments under a transportation contract. Although management and its legal counsel believe no contractual volume commitments existed and plan to continue to vigorously defend the Company's position, in December 1998, the arbitration panel found the Company to be liable and later, on May 6, 1999, determined the amount of damages to be $1,400,000 including interest through July 31, 1999. Also, during the third quarter of 1998, the Company discovered improper activities conducted by personnel at one of the Company's last remaining trucking locations. The Company has filed a claim with its insurance carrier under an existing crime policy. Management believes, after consultation with counsel, that prospects for recovery on the crime policy are favorable. Thus, it is possible that all or a portion of the charges recorded in the third quarter of 1998 relating to this matter could be reversed in the future. During the third and fourth quarters of 1998, management accrued a total amount of $1,700,000 for its estimate of probable losses in connection with these two matters. The Company believes the ultimate resolution of these two matters could range from a reversal of $1,500,000 previously accrued to an additional charge of $1,750,000.

         The Company is involved in various other legal proceedings and claims generally incidental to its business. While the result of any litigation contains an element of uncertainty, the Company presently believes that the outcome of any such additional matters, or all of them combined, will not have a material adverse effect on its results of operations or consolidated financial position.

(3)      SUBSEQUENT EVENT:

         On July 27, 1999, the Company entered into an agreement and plan of merger with MSAS Global Logistics Inc. and MSAS Acquisition Corporation, U.S. subsidiaries of Ocean Group plc. The Company's Board of Directors has unanimously approved the merger agreement and the transactions contemplated thereby, including the tender offer and the merger. On July 29, 1999, in accordance with the terms of the merger agreement, MSAS Acquisition Corporation commenced a tender offer for all outstanding shares of the Company's common stock at a purchase price of $23.00 per share in cash. Following the completion of the tender offer, subject to the terms and conditions of the merger agreement, the parties will effect a second-step merger in which all shares not purchased in the tender offer will be converted into the right to receive $23.00 in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS.

RESULTS OF OPERATIONS

Three and six months ended July 3, 1999 vs. three and six months ended
        July 4, 1998.

        The following table sets forth the percentage relationship of the Company's revenues and expense items to operating revenues for the periods indicated:


                                                            SECOND QUARTER               SIX MONTHS
                                                            --------------               ----------
                                                          1999          1998         1999         1998
                                                          ----          ----         ----         ----
       Operating Revenues.............................    100.0%        100.0%      100.0%       100.0%
       Transportation Costs...........................     88.1          88.2        88.2         88.1
                                                         ------        ------      ------       ------
       Net Revenues...................................     11.9          11.8        11.8         11.9

       Operating Expenses:
           Salaries and related costs.................      2.7           2.3         2.7          2.5
           Selling, general and administrative........      6.7           7.1         6.9          7.4
                                                         ------        ------      ------       ------
                Total operating expenses..............      9.4           9.4         9.6          9.9
                                                         ------        ------      ------       ------

       Operating Income...............................      2.5           2.4         2.2          2.0

       Interest and Other (Income)/Expense, Net.......      (.1)           .0         (.2)          .0
                                                         ------        ------      ------       ------

       Income Before Provision for Income Taxes.......      2.6%          2.4%        2.4%         2.0%
                                                         ======        ======      ======       ======


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

         Operating Revenues - The total number of shipments for the second quarter increased 10% to 201,000 in 1999 versus 182,000 for the same period of 1998. Year-to-date, the number of shipments was 385,000, up 9% from 352,000 shipments for the same period of 1998. Total operating revenues increased 13% for the three month period and 10% for the six month period, compared to the prior year. This increase in the number of shipments and operating revenues resulted from the expansion of services to existing and new customers.

         Net Revenues - The Company's net revenues increased 14% for the quarter and 9% for the first six months compared to the same periods of 1998. Net revenues as a percentage of operating revenues are comparable for the quarter and the six month period, compared to the prior year.

         Operating Expenses - Operating expenses increased 13% for the quarter and 7% for the six month period due primarily to increased salaries related to several new information technology initiatives.

         Interest and Other (Income)/Expense, Net - Cash flow from operations has been adequate to cover the Company's operating needs and capital requirements in recent years resulting in decreased interest expense and increased interest income in 1999 and 1998.

         Provision for Income Taxes - The Company's effective tax rate was 40.5% in 1999 and 41% in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has available a $25,000,000 unsecured revolving credit facility (the "Facility"). In recent years, the Company's cash flows from operations have exceeded its working capital needs and the Company has made no borrowings under this Facility since its inception in July 1997. On July 3, 1999, letters of credit totaling $2,706,000 had been issued on the Company's behalf to secure insurance deductibles and purchases of operating services, resulting in unused borrowing capacity of $22,294,000. The interest rate for borrowings under the Facility is a variable rate based upon the 30 day LIBOR Funding Rate, as defined, plus 50 to 125 basis points. The Company pays a varying fee of .35% to 1.00% on outstanding letters of credit and a varying commitment fee of .15% to .30% on the unused portion of the Facility, as defined. At July 3, 1999, the interest rate was 5.68% and the letter of credit fee and commitment fee were .35% and .15%, respectively. The line of credit expires on July 1, 2000, but may be extended by mutual agreement of the lender and the Company, for subsequent periods of one year each.

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

         At July 3, 1999, the Company had a ratio of current assets to current liabilities of approximately 1.4 to 1. Management believes that the Company will have sufficient cash flow from operations and borrowing capacity to cover its operating needs and capital requirements for the foreseeable future.

YEAR 2000

          In 1996, the Company conducted an extensive review of its financial and administrative information system. The review evaluated the Company's computer systems in terms of Year 2000 compliance, capacity, general efficiency, compatibility and competitive advantage. As a result of the review, the Company has designed and implemented a new financial and administrative system which is Year 2000 compliant to replace the previous system, which was over ten years old. Since October 1996, the Company has spent approximately $3,000,000 on the design and implementation of this system. Additionally, during this same period, the Company performed extensive reviews of all other peripheral systems not included in the above system. The Company has spent approximately $100,000 in order to ensure that its peripheral systems are Year 2000 compliant. The Company has no plans to spend additional funds on Year 2000 compliance efforts . All funds for Year 2000 projects have been derived from operating cash flows. The Company has sent a survey to its significant third party suppliers and customers inquiring into their Year 2000 compliance status and gathering information to assess the effect of any noncompliance on the Company's operations. The Company has had no indication that these third parties will not be Year 2000 compliant. Although no one can accurately predict how many Year 2000 related failures will occur or the severity, duration or financial consequences of such failures, the Company believes its most reasonably likely worst case scenario is that it could sustain what are expected to be nonmaterial operational inconveniences and inefficiencies and be involved in nonmaterial business disputes related to the Company or one of its vendor's or customer's inability to carry out certain contractual obligations. Therefore, the Company has determined that the need for a major contingency plan is not appropriate at this time.

OTHER INFORMATION

         On July 27, 1999, the Company entered into an agreement and plan of merger with MSAS Global Logistics Inc. and MSAS Acquisition Corporation, U.S. subsidiaries of Ocean Group plc. The Company's Board of Directors has unanimously approved the merger agreement and the transactions contemplated thereby, including the tender offer and the merger. On July 29, 1999, in accordance with the terms of the merger agreement, MSAS Acquisition Corporation commenced a tender offer for all outstanding shares of the Company's common stock at a purchase price of $23.00 per share in cash. Following the completion of the tender offer, subject to the terms and conditions of the merger agreement, the parties will effect a second-step merger in which all shares not purchased in the tender offer will be converted into the right to receive $23.00 in cash.

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

Item 1.   Legal Proceedings.                                              NONE

Item 2.   Changes in Securities.                                          NONE

Item 3.   Defaults Upon Senior Securities.                                NONE

Item 4.   Submission of Matters to a Vote of Security Holders.

          (a) The Annual Meeting of Shareholders of the Company was held on May 21, 1999.

          (b) Not Applicable

          (c) 1. Election of Directors. All nominees for director were elected pursuant to the following vote:

                 Name of Nominee                Votes in favor          Withheld
                 ---------------                --------------          --------
                 R.C. Matney                      7,538,380               12,318
                 William E. Greenwood             7,538,330               12,368
                 Douglass Wm. List                7,538,330               12,368


          (d) Not Applicable

Item 5.   Other Information.                                              NONE

Item 6.   Exhibits and Reports on Form 8-K.

          (a)   Exhibits


          Exhibit No.              Description
          -----------              -----------
              27              Financial Data Schedule


          (b) Reports on Form 8-K.                                       NONE

              The Registrant filed a current report on Form 8-K, dated July
           27, 1999, reporting under Item 5 - Other Events, an agreement and plan of merger between the Company and MSAS Global Logistics Inc. and MSAS Acquisition Corporation, U.S. subsidiaries of Ocean Group plc, pursuant to which MSAS Acquisition Corporation will acquire all of the outstanding shares of the Company's common stock for $23.00 per share in cash.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Mark VII, Inc.
                                     (Registrant)

     August 12, 1999                  /s/  Paul R. Stone
     ---------------                  ------------------------------------------
         (Date)                       Paul R. Stone, Executive Vice President
                                      and Chief Financial Officer (Principal
                                      Financial and Accounting Officer)